Form 10KSB40
period 1996-12-31
PURO WATER GROUP INC
filed 1997-04-15
CIK 1027033

                                  FORM 10-KSB
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996
                       COMMISSION FILE NUMBER: 333-16247
                            ------------------------

                             PURO WATER GROUP, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               DELAWARE                                11-325396-8
    (State or other Jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                   56-45 58TH STREET, MASPETH, NEW YORK 11378
          (Address of principal executive offices including zip code)
         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (718) 326-7000
      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None
         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                         COMMON STOCK, $.0063 PAR VALUE
                                (Title of class)

    Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/(1)

    Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The issuer's revenues for its most recent fiscal year were $10,627,590.

    The aggregate market value of the voting stock held by non-affiliates of the issuer, based upon the closing sale price of the issuer's common stock (the "Common Stock") on February 28, 1997 as reported on the American Stock Exchange, was $7,920,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 1997, the issuer had outstanding 3,476,789 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The issuer has incorporated by reference into Part III of this Form 10-KSB those exhibits attached to its Registration Statement on Form SB-2 required to be included herewith.

    Transitional Small Business Disclosure Format (Check one):  Yes / /  No /X/

    THE BUSINESS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-KSB CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE ISSUER'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

------------------------

(1) Issuer's Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission on February 7, 1997. Accordingly, the issuer has not heretofore been required to file any reports.

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

    Puro Water Group, Inc. (the "Company") is a leading bottler and distributor of spring and purified drinking water, serving commercial and residential users in the metropolitan New York area. The Company markets its drinking water under the brand names Puro, American Eagle Spring Water, Nature's Best Spring Water and Lectro-Still. The Company also rents and services water coolers, filtration systems, and plumbed-in fountains numbering in excess of 25,000 located in businesses, factories, and homes in the metropolitan New York area. The Company's facilities consist of NSF (National Sanitation Foundation) certified bottling plants in East Orange, New Jersey and Commack, Long Island, New York. In addition, the Company is an authorized factory service center for all major water cooler manufacturers and provides warranty repair coverage to many of its competitors.

    According to a study prepared by the Beverage Marketing Corporation, bottled water has been the fastest growing segment of the beverage industry for the past ten years. Total bottled water consumption in the United States has more than tripled from 1983 to 1995. Annual consumption increased from 2.8 gallons per capita in 1980 to 11.0 gallons per capita in 1995 and it is projected to reach
14.2 gallons per capita by the year 2000. Bottled water volume in the United States has grown significantly, increasing from approximately 1.1 billion gallons in 1984 to approximately 2.9 billion gallons in 1995; from approximately $1.3 billion in sales in 1984 to over $3.3 billion in 1995. This growth has been fueled by increasing public concern about the taste and safety of municipal water supplies and the desire among today's increasingly diet and health conscious consumers for an "ideal" beverage.

    The Company's strategy is to capitalize on the growing demand for high quality drinking water through the expansion of its existing customer base and through the acquisition of regional bottlers and distributors in targeted geographic markets. The bottled water distribution market is highly fragmented and composed of many small regional companies, as well as a few larger companies which own several brands, thus providing the Company with acquisition opportunities. In addition, the Company continually seeks to grow revenues by increasing route density through the acquisition and consolidation of new routes within the existing route structure, thereby minimizing distribution and administration costs. The continued consolidation of production and distribution capabilities is a key component of the Company's operating plans, both within its current markets and in any additional markets that it may enter.

    The Company is also the manager of a cooperative buying group, Quality Bottler's Cooperative, Inc. (the "Cooperative"). Membership consists of the twelve leading regional bottled water companies located throughout the United States which are similar in size to the Company. Members are contractually required to purchase all of their coolers, bottles, closures, and other key items on a group basis. The Company believes that the purchasing power of the Cooperative permits the group to buy at prices that are no higher than those charged the largest buyer in the industry, Nestle's Perrier group (whose brands in the Company's markets include Poland Spring, Great Bear and Deer Park).

    The Company was incorporated in January 1994 and represents the acquisition of LSL Hydro Corp. and Puro Corporation of America. The Company is organized under the laws of the State of Delaware. The Company's principal executive offices are located at 56-45 58th Street, Maspeth, New York 11378 and its telephone number is (718) 326-7000.

RECENT TRANSACTIONS

    Consistent with its strategy of acquiring regional water bottlers and distributors, on January 31, 1996, the Company purchased the assets and assumed certain liabilities of American Eagle Water/Electrified Co., Inc. ("Electrified"). Electrified was a direct competitor of the Company in the bottled water distribution and water cooler rental business in the New York City area. The Company's acquisition of Electrified's modern high-speed production facility in East Orange, New Jersey, together with its new bottling facility in Commack, Long Island, New York, permits it to absorb additional bottling demand without a commensurate increase in production costs.

    On June 13, 1996, the Company entered into a long-term spring water supply contract for its Commack, Long Island, New York, bottling facility with Shawangunk Bulk Spring Water. The agreement provides for "most-favored-customer" treatment with respect to pricing and priority water rights for the next forty-five years to the Indian Camp Spring source which is owned by Shawangunk Bulk Spring Water and located in the foothills of the Catskill Mountains in New York.

    On June 27, 1996, the Company entered into a long-term spring water supply contract for its East Orange, New Jersey bottling facility with its primary bulk spring water supplier, Mountainwood Spring Water Co., Inc. ("Mountainwood"). The agreement provides for "most-favored-customer" treatment with respect to priority water rights over a forty-three year period. Management believes that Mountainwood's spring source, in the foothills of the Kittatinny Mountains near the Delaware Water Gap, is considered the highest volume, free flowing certified natural spring water source in the northeastern United States. Effective July 1, 1996, the Company also acquired Mountainwood's five-gallon bottled water direct delivery and bottled water cooler rental routes.

    In addition to the foregoing, during 1994 and 1995, consistent with its acquisition strategy, the Company acquired six other regional water bottlers and distributors.

INDUSTRY OVERVIEW

    Bottled water has been the fastest growing segment of the beverage industry for the last ten years. According to "Bottled Water in the United States, May 1996", a study prepared by the Beverage Marketing Corporation of New York (the "BEVERAGE MARKET SURVEY"), total bottled water consumption in the United States has more than tripled from 1983 to 1995. Annual consumption increased from 2.8 gallons per capita in 1980 to 11.0 gallons per capita in 1995, and it is projected to reach 14.2 gallons per capita by the year 2000. Bottled water volume in the United States has grown significantly, increasing from approximately 1.1 billion gallons in 1984 to approximately 2.9 billion gallons in 1995; from approximately $1.3 billion in sales in 1984 to over $3.3 billion in 1995.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

     1995 U.S. BOTTLED WATER SALES
(AMOUNTS IN MILLIONS)
GALLONS SOLD
NONSPARKLING                               2,430.20     84.30%
IMPORTED                                       97.1      3.40%
SPARKLING                                     356.2     12.40%
TOTAL2,883.5
DOLLAR SALES
NONSPARKLING                              $2,121.20     62.90%
IMPORTED                                    $425.00     12.60%
SPARKLING                                   $828.80     24.60%
TOTAL$3,375.0
SOURCE: BEVERAGE MARKET SURVEY

    The bottled water market is comprised of three segments: non-sparkling (domestic), sparkling (domestic) and imported water (both sparkling and non-sparkling). Non-sparkling water, which is consumed as an alternative to tap water, is the segment in which the Company competes, is the largest of the three segments and represented 84.3% of the total market in terms of gallons of water sold in 1995. Sparkling water contains carbonation and is positioned to compete in the broad "refreshment beverage" category. In 1995, domestic sparkling water accounted for approximately 12.4% of total bottled water consumption and the remaining 3.4% consisted of imported bottled water brands.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                   NON-SPARKLING     SPARKLING    IMPORTS
                                Millions of Gallons
1977                                          256.7        85.6        3.2
1978                                          352.9       113.5       13.4
1979                                          401.2       133.8       28.1
1980                                          463.1       155.2       11.4
1981                                          537.7       175.9       11.6
1982                                          614.0       196.5       12.9
1983                                          722.4       210.3       13.6
1984                                          843.3       230.3       16.5
1985                                          953.1       254.8       29.8
1986                                         1070.4       281.6       30.8
1987                                         1223.4       300.6       37.2
1988                                         1406.9       316.5       49.7
1989                                         1623.5       329.5       55.6
1990                                         1753.3       371.3       73.9
1991                                         1770.5       368.0       71.4
1992                                         1839.5       365.9       86.3
1993                                         1990.5       366.4       92.5
1994                                         2214.6       366.4      104.0
1995                                         2430.2       356.2       97.0
Source: Beverage Market Survey

    The Company believes this growth in bottled water consumption is largely a function of two consumer trends. First, consumers have increasingly turned to alternative sources of drinking water as a result of growing concerns about the perceived decline in the quality of the tap water available in their homes and offices. Second, an increasing diet and health consciousness among consumers has led many consumers to seek a beverage choice which closely resembles the "ideal" refreshment beverage. That is, one that has NO CALORIES, NO PRESERVATIVES, NO ADDITIVES OR SUGAR, NO SODIUM AND NO ALCOHOL. High quality bottled drinking water meets these demands.

    According to the BEVERAGE MARKET SURVEY, the bottled water market has grown at an average annual rate of 5.5% (1990-1995), and the Beverage Marketing Corporation of New York projects that it will grow at a slightly higher rate of 6.5% between 1995 and 2000. Bottled water volume in the United States is projected to grow from approximately 2.9 billion gallons in 1995 to approximately 3.9 billion gallons by the year 2000. Per capita consumption is projected to reach 14.2 gallons for every person in the United States by the year 2000.

                      PROJECTED U.S. BOTTLED WATER MARKET
                                   1995-2000

                                                                   5 YEARS'
                                                                    AVERAGE
                                                     MILLIONS OF    ANNUAL        GALLONS
YEAR                                                   GALLONS      GROWTH      PER CAPITA
---------------------------------------------------  -----------  -----------  -------------
1995...............................................     2,883.5          5.5%         11.0
2000...............................................     3,943.2          6.5%         14.2

------------------------

SOURCE: BEVERAGE MARKET SURVEY

    Bottled water channels of distribution consist of drinking water purchased in pre-filled containers from retail locations (primarily supermarkets), water delivered in pre-filled containers to residential or commercial establishments and water sold through a self-service or "vended" format to retail consumers who fill their own containers. The market share of each of these distribution channels varies considerably by geographical area. According to the BEVERAGE MARKET SURVEY, the total share of the national bottled water of these distribution channels for 1995 was: retail (53.0%), home delivery (20.6%), commercial delivery (18.4%) and vended (8.0%).

    Further impetus for consumers' tap water concern took place on August 6, 1996 when President Clinton signed into law the Safe Drinking Water Reauthorization Act of 1996. For the first time, federal law requires all local water utilities to issue annual reports disclosing the chemicals and bacteria that the tap water contains. The language must be simple and sent directly to customers with their water utility bills. Especially important is a 24-hour notification requirement when any contaminant poses a significant risk. The Company believes that this change in the nation's law will increase the public's concern over the quality and safety of public water supplies. Usage of high quality bottled water and drinking water filtration systems can be expected to benefit from this increased awareness.

BUSINESS STRATEGY

    The bottled water distribution market is highly fragmented and composed of many small regional companies as well as a few larger companies which own several brands. The Company's strategy is to capitalize on the growing demand for high quality drinking water resulting from the increasing public concern about the taste and safety of municipal water supplies and the desire among today's increasingly diet and health conscious consumers for an "ideal" beverage through the expansion of its existing customer base and through the acquisition of regional water bottlers and distributors in targeted geographic markets. In addition, management continually seeks to grow revenues by increasing route density through the acquisition and consolidation of new routes within its existing route structure, thereby minimizing distribution and administration costs. The continued consolidation of production and distribution capabilities is a key component of the Company's operating plans, both within its current markets and any additional markets it may enter.

    In support of its growth strategy the Company is continuing to pursue the acquisition of regional water bottlers and distributors, as well as mergers with certain members of the Cooperative. As of the date of this filing, the Company has thirteen companies under active review as candidates for acquisition or merger, although the Company has no agreements, commitments or arrangements with respect to any material proposed mergers or acquisitions. As consideration for any future acquisitions, the Company may pay cash, incur indebtedness or issue debt or equity securities. Such acquisitions could result in material changes in the Company's financial condition and operating results. There can be no assurance that suitable merger or acquisition opportunities will be available to the Company or that the Company will be able to consummate any mergers or acquisitions on satisfactory terms. In addition, there can be no assurance that the Company will be able to integrate or manage successfully other acquired businesses.

BOTTLED WATER PROCESSING

    The Company employs a broad spectrum of treatment technologies for its various bottled waters, ranging from minimum treatment of its natural spring waters to extensive treatment of public water sources for its distilled and drinking waters. Manufacturing practices, quality standards and labeling of the Company's bottled water products are regulated by the Federal Food and Drug Administration ("FDA") as well as the states and some localities in which the water is distributed. In addition, the Company participates in the International Bottled Water Association's inspection program which incorporates quality standards stricter than those prescribed by law.

    NATURAL SPRING WATER: As "natural" waters, the Company's state-certified spring sources may not be subjected to any treatment which alters the mineral composition of the product. Spring water, by law, may not be derived from a municipal system or public water supply, and must be derived from an underground source, free of surface water influence, which flows continuously to the surface under its own pressure. A hydrogeological report must validate the integrity of the source and safety of the water-collection operations before any groundwater source can be certified as a spring. Regular bacteriological and chemical compliance monitoring of the Company's springs assures that these sources remain uncontaminated.

    The Company's water sources, at Mountainwood Spring and Indian Camp Spring, are located in remote, pristine environments where each spring's recharge areas have not been encroached by industry, agriculture or housing development. Consequently, the spring water must be transported to the Company's plants by stainless steel tanker trucks used solely for its water. At the spring source the water is filtered and ozonated (see below) prior to loading. This disinfects the spring water, and the residual ozone in the water disinfects the inside of the tanker, thereby insuring that bacteria are not transferred from the spring or the tanker to the Company's bottling plants. Samples for each tanker load are tested for bacterial safety, consistency and ozone residual.

    Sanitary bulk, stainless tanks at the Company's bottling plants protect the spring water while it is again ozonated and finally filtered through one-micron absolute filters immediately before being bottled in sanitized containers. The Company employs this "multiple barrier" approach to protect its natural spring water from contaminants, including dangerous protozoan cysts such as Cryptosporidium which can survive municipal tap water disinfection with chlorine.

    DISTILLED WATER: The Company uses more extensive treatment techniques for its processed waters. For example, the Company's distilled water is produced by the recapture of condensed steam, one of the oldest water purification mechanisms known. Automated distillation units at the Company's East Orange bottling plant vaporize the local municipal water through heating, leaving behind impurities of minerals and other compounds. The condensed water vapor produces a water of extremely high purity and very low mineral content (typically less than 10mg/liter of total dissolved solids). This level of purity enables distilled water to be used for pharmaceutical purposes, photographic processes, humidifiers and similar applications as well as for drinking.

    DRINKING WATER: The processes involved in producing the Company's drinking waters include particle filtration, carbon adsorption (molecular adhesion), ultraviolet disinfection, deionization, one-micron absolute filtration and ozonation. Public water is initially filtered using a five-micron filter to remove sedimentation. The water is then processed through an activated carbon bed to remove organic compounds and associated tastes and odors. This step also removes chlorine which is added as a disinfectant to public supplies. The by-products of chlorine disinfection, such as trihalomethanes, are also removed by activated carbon adsorption. Ultraviolet treatment is a precaution against any microbial contamination which might be transported further along in the production line. Deionization is used at the Company's East Orange plant to reduce dissolved minerals in the final drinking water. As is the case with all of the Company's waters, a one-micron absolute filter is the final filtration stage prior to ozonation and bottling.

    Ozonation involves a special form of oxygen, ozone (O(3)), which is the 3 strongest disinfectant and oxidizing agent available for water treatment. It is the standard disinfectant for bottled water processing. A highly unstable gas, ozone must be generated on site, prior to transport at the spring locations, and at the Company's bottling plants. Because it is only partially soluble in water, sufficient ozone contact with the water is established by special contact tanks and mixing vessels. These extended contact times and the closely monitored ozone concentrations are the reason that properly ozonated bottled water can be assured to be free of chlorine-resistant organisms such as the recently publicized parasitic cyst, Cryptosporidium. A special "hyperozonator" provides a final disinfecting rinse of ozonated water in the bottle washing and sanitizing machines at both of the Company's plants.

    After the appropriate treatments, the product water is piped to the Clean Room, which houses the automatic filling and capping equipment. Its design mandated by the FDA, the Clean Room is totally enclosed with a positive-pressure ventilation system which feeds filtered, sterilized air into the room. This room and its equipment are sanitized every day. The final product, whether natural spring water, distilled or drinking water, is a high quality, clean bottled water that is one of the most strictly regulated and reliable pure food products available to the American consumer.

WATER SUPPLY AGREEMENTS

    SPRING WATER SUPPLIERS: On June 13, 1996, the Company entered into a long-term spring water supply contract for its Commack, Long Island, New York bottling facility with Shawangunk Bulk Spring Water. This agreement provides for "most-favored-customer" treatment with respect to pricing and priority water rights for the next forty-five years to the Indian Camp Spring source which is owned by Shawangunk Bulk Spring Water and located in the foothills of the Catskill Mountains in New York.

    On June 27, 1996, the Company entered into a long-term spring water supply contract for its East Orange, New Jersey bottling facility with its primary bulk spring water supplier, Mountainwood. The agreement provides for "most-favored-customer" treatment with respect to priority water rights over a forty-three year period. Management believes that Mountainwood's spring source, in the foothills of the Kittatinny Mountains near the Delaware Water Gap, is considered the highest volume, free flowing certified natural spring water source in the northeastern United States. Effective July 1, 1996, the Company also acquired Mountainwood's five-gallon bottled water direct delivery and bottled water cooler rental routes.

    PURIFIED WATER SUPPLIERS: The Company obtains the water for distilled and purified drinking water from public water sources. The public water source for the Company's East Orange, New Jersey facility is the East Orange public water supply and the public water source for the Company's Commack Long Island, New York facility is the Suffolk County Water Authority.

DRINKING WATER SYSTEMS

    In addition to the rapid growth in bottled water consumption, the past decade has also seen the emergence of water treatment technologies which can produce high quality water economically at the point of use (rather than delivered in bottles). These technologies, including micron filtration, have had a major impact on the growth and development of water processed at the point of use. The Company's non-bottled water dispensing systems are equipped with filtration systems which remove substantial amounts of the chlorine, dirt particles, rust, lead and other objectionable materials from the source tap water.

    The Company believes that it is the only full-service provider in its market able to provide its customers with a "one-stop" solution to drinking water needs. If a customer has neither the space nor the budget for bottled water, the Company can provide a wide variety of filtration and treatment units to meet any drinking water needs. A staff of installers and plumbers will assume responsibility for survey, equipment selection, installation, contract maintenance and rental/service. As a factory authorized sales and service center for all of the major types of drinking fountains and coolers, the Company can offer the customer a complete choice of models: wall-hung, recessed, stand-alone, handicapped, under the sink, drainless, counter-top, etc. A computerized follow-up system insures that cartridge changes and routine service are performed on a timely basis by the Company's field staff. This reliance upon the Company for installation, equipment and maintenance is a firm basis for the long-term relationship that the Company enjoys with its point of use customers.

    Most of the Company's equipment is placed in the customer's home or office under a standard two-year rental contract which is renewable thereafter on a month to month basis and is terminable by either party upon 30 days notice. The attachment of its point of use equipment to the plumbing makes it less likely that a customer will request that the equipment be removed.

EQUIPMENT SUPPLY, ASSEMBLY AND RENTAL SERVICES

    The Company purchases the various water treatment systems and bottled water dispensers used in its home and office equipment from major suppliers such as EBCO Manufacturing Company and Sunroc Corp. through the Cooperative. Once a customer has chosen a water treatment system and a dispenser, the two components are connected as a unit, tested and installed by the Company's service personnel. The Company is not dependent on any single supplier for any of these components.

    The Company rents a broad range of water treatment and dispensing units to commercial and residential customers. The Company generally rents such units to customers at prices ranging from $6.00 to $45.00 per month depending on the components selected. As of December 31, 1996, the Company had in excess of 25,000 water treatment and dispensing units in service, located in the metropolitan New York area, which accounted for approximately 20.6% of the Company's revenues. In addition, from time to time the Company has sold water treatment and dispensing units to customers upon request; such outright sales have accounted for less than 8% of revenues during the twelve months ended December 31, 1996.

    The Company uses its factory authorized warranty and repair facilities to recondition most of the rental water coolers which have been returned from the field. The cost associated with this refurbishment of returned rental units is expensed on a current basis. The reconditioned units are available for rental placement in the field at a cost lower than that of newly purchased coolers.

SALES AND MARKETING

    The Company markets its commercial and residential water treatment and dispensing units to commercial customers that are using or have used bottled water coolers as an alternative to providing tap water to their employees and to residential customers who have been introduced to the Company's water treatment and bottled water units through the Company's commercial customers. The Company markets its products principally through the effort of salaried and independent sales personnel as well as through print advertising, telemarketing, trade shows, its internet website, sponsored community events, field delivery/service personnel and customer referrals. To date, the Company has concentrated its marketing efforts on targeting commercial customers in the metropolitan New York markets where demographic, economic and water consumption trends, as well as the overall quality of municipal water supplies, indicate a growing demand for affordable, high quality drinking water. The Company expects to increase its marketing efforts, principally through increased print and broadcast media advertising, additional sales personnel and attendance at additional trade-shows.

CUSTOMERS

    Since 1994, the Company has grown from approximately 5,000 water customers to in excess of 25,000 currently served. The Company's customer base for its bottled water and water treatment and dispensing units is currently comprised of approximately 90% commercial accounts and approximately 10% residential accounts. Through its American Eagle Spring and Lectro-Still retail brands the Company markets one-gallon natural spring and distilled waters in supermarkets and pharmacies in the northeastern United States.

    In addition, the Company has been selected by several distributors to bottle under their own label on a contract basis. Given the Company's ability to absorb such additional volume at its plants with little marginal cost and no disruption to existing business, management will continue to do such private label bottling for selected accounts. In the past two years, such five-gallon private label bottling relationships have resulted in the Company's ability to acquire a number of the distributors' routes and blend them into the Company's route structure. The East Orange, New Jersey facility will also continue to provide one-gallon private label water bottling on a select basis for local supermarket chains and health care stores so long as there is no adverse impact on the Company's production of its own brands.

COMPETITION

    The Company competes with numerous well-established companies, including Nestle's Perrier group (whose brands in the Company's market include Poland Spring, Great Bear and Deer Park), which distribute drinking water sold off the shelf at retail (primarily supermarket) locations. Many of the Company's competitors have achieved significant national, regional and local brand name and product recognition and additional competitors have sought to enter the drinking water market.

    In recent years, several companies have introduced drinking water products positioned to capitalize on the growing consumer preference for purified and aesthetically pleasing water. It can be expected that the Company will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. Some of the Company's competitors and potential competitors possess substantially greater financial, personnel, marketing and other resources than the Company and have established reputations for success in the sale of purified water products. The Company believes that it competes on the basis of quality of service, convenience and price.

SEASONALITY

    The revenues of the Company have been subject to seasonal variations with decreased revenues during cold weather months and increased revenues during the hot weather months.

PATENTS AND TRADEMARKS

    The Company holds two patents related to bacteriostatic carbon formulation and production.

    The Company has registered the Puro trademark and service mark in the United States Patent and Trademark Office. The Company acquired the American Eagle Spring Water trademark among others in its acquisition of the assets of Electrified. The Company has no reason to believe that there are any conflicting rights which might impair the Company's use of its marks outside the United States; however, there can be no assurance that such conflicting rights do not exist. The Company believes that the trademarks and service mark are valuable to the operation of its business. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

    As is typically the case with drinking water treatment components, the Company does not believe its business is materially dependent upon obtaining patent protection for its various systems.

REGULATION

    The Company's business is subject to various federal, state and local laws and regulations which require the Company, among other things, to obtain licenses for its business and equipment, to pay annual license and inspection fees, to comply with certain detailed design and quality standards regarding the Company's bottling plant and equipment and to continuously control the quality and quantity of the water dispensed. Several states have regulations that require the Company to obtain certification for its bottled water. The Company believes that it is currently in compliance with these laws and regulations and has passed all regulatory inspections. In addition, the Company does not believe that the cost of compliance with applicable governmental laws and regulations is material to its business. However, recent media attention has been given to the health and safety standards and to the degree of governmental oversight in the drinking water industry. To the extent that additional regulations are imposed as a result of these or other concerns and such regulations are unreasonably burdensome, such regulations could significantly increase the costs of compliance and reduce the ability of the Company to maintain or increase its customer base.

PRODUCT LIABILITY AND INSURANCE

    The Company is engaged in a business which could expose it to possible claims for personal injury resulting from contamination of water produced by its bottling plants or dispensing equipment. While the Company believes that through regular testing it carefully monitors the quality of water produced by its plants, it may be subject to exposure in the case of customer misuse of a cooler or bottle storage. The Company maintains blanket "claims made" product liability insurance against liability resulting from certain types of injuries in amounts that it believes to be adequate. Additionally, the Company maintains an umbrella policy that it believes to be adequate to cover claims above the limits of the product liability insurance. Although no claims have been made against the Company or any of its customers to date and the Company believes that its current level of insurance is adequate for its present business operations, there can be no assurance that such claims will not arise in the future or that the proceeds of the Company's policy will be sufficient to pay such claims.

EMPLOYEES

    As of December 31, 1996, the Company had 110 full-time employees, of which five are in executive positions, 45 in distribution, 11 in maintenance and service, five in sales, 14 in manufacturing and 30 in administration. Certain of the Company's employees are represented by Teamsters, Chauffeurs, Warehousemen & Helpers Local Union No. 560. The Company is a party to a collective bargaining agreement expiring February 28, 1999. The Company considers its employee relations to be satisfactory.

LITIGATION

    The Company is not a party to any legal proceedings which individually or in the aggregate are believed to be material to the Company's business.

BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING

    The Company has never been involved in any bankruptcy, receivership or similar proceeding.

MATERIAL RECLASSIFICATIONS, MERGERS

    Consistent with its strategy of acquiring regional water bottlers and distributors, on January 31, 1996, the Company purchased the assets and assumed certain liabilities of Electrified. Electrified was a direct competitor of the Company in the bottled water distribution and water cooler rental business in the New York City area. The Company's acquisition of Electrified's modern high-speed production facility in East Orange, New Jersey, together with its new bottling facility in Commack, Long Island, New York, permits it to absorb additional bottling demand without a commensurate increase in production costs.

    On June 13, 1996, the Company entered into a long-term spring water supply contract for its Commack, Long Island, New York, bottling facility with Shawangunk Bulk Spring Water. The agreement provides for "most-favored-customer" treatment with respect to pricing and priority water rights for the next forty-five years to the Indian Camp Spring source which is owned by Shawangunk Bulk Spring Water and located in the foothills of the Catskill Mountains in New York.

    On June 27, 1996, the Company entered into a long-term spring water supply contract for its East Orange, New Jersey bottling facility with its primary bulk spring water supplier, Mountainwood. The agreement provides for "most-favored-customer" treatment with respect to priority water rights over a forty-three year period. Management believes that Mountainwood's spring source, in the foothills of the Kittatinny Mountains near the Delaware Water Gap, is considered the highest volume, free flowing certified natural spring water source in the northeastern United States. Effective July 1, 1996, the Company also acquired Mountainwood's five-gallon bottled water direct delivery and bottled water cooler rental routes.

    In addition to the foregoing, during 1994 and 1995, consistent with its acquisition strategy, the Company acquired six other regional water bottlers and distributors.

RESEARCH AND DEVELOPMENT

    The Company has not spent any material amounts during either of the last two fiscal years on research and development activities.

COMPLIANCE WITH ENVIRONMENTAL LAWS

    The Company has not incurred any material costs in connection with compliance with federal, state and local environmental laws.

                        ITEM 2. DESCRIPTION OF PROPERTY

    The Company's offices and plants are located in East Orange, New Jersey, Commack, Long Island, New York and Maspeth, New York. The following table sets forth certain information relating to the leased and owned space for each location.

                                                                APPROXIMATE
                                                                   # OF
                                                                SQUARE FEET
LOCATION OF FACILITY                                             OF SPACE     LEASE TERM   MONTHLY RENT     EXPIRES
-------------------------------------------------------------  -------------  -----------  -------------  -----------
East Orange, New Jersey......................................       48,000      10 years    $  10,000(1)        2007
Commack, Long Island, New York...............................       23,000       5 years    $  10,200(2)        2001
Maspeth, New York (3)........................................       24,000        --            --            --

------------------------

(1) Rent is fixed through January 31, 2001 and thereafter adjusts annually based upon the change in the consumer price index.

(2) Commencing November 1, 1997, and continuing through the lease term, rent is subject to periodic increases averaging approximately $550 per month.

(3) The Company owns this facility and is mortgagor with respect to a mortgage covering this facility. This mortgage requires monthly payments of $9,941, including interest at an annual rate of 10.75%. The mortgage provides for a balloon payment of the entire principal, $886,873, on June 1, 1998.

    At the East Orange, New Jersey facility, the Company bottles spring, purified and distilled water in five and one-gallon sizes. This modern production plant features high-speed sanitizing and filling equipment. Management believes that this facility contains the only fully automatic five-gallon bottle rack loader in the metropolitan New York area. Additional bottling volume can be added at low incremental production cost for both the five-gallon and one-gallon lines.

    The Company's most recent 1996 plant inspection at East Orange resulted in a sanitary compliance rating in excess of 97%, making the facility eligible to receive the International Bottled Water Association's EXCELLENCE IN MANUFACTURING recognition.

    In addition, the Company performs water cooler servicing and refurbishment activities at this facility including warranty repairs, filtration system installation and renovation of rental units for placement back in service in the field. This facility services the Company's bottled water and water cooler customers in Manhattan, the Bronx, Staten Island and New Jersey.

    The Company's Long Island bottling plant in Commack was opened in the summer of 1996 with a modern high-speed five-gallon sanitizing and filling line for spring and purified drinking water. This facility, which replaced a smaller plant in Port Jefferson, Long Island, New York, serves the Company's Brooklyn, Queens and Long Island customers. Additional bottling volume can be added at low incremental production costs.

    The Company currently utilizes its Maspeth, New York facility for servicing of water coolers, limited water distribution and corporate headquarters. The Company is currently in negotiation to sell its facility in Maspeth, New York and anticipates that transaction to be consummated in the second quarter of 1997. Upon such sale, the Company intends to move its corporate headquarters to a smaller sales office in Queens, New York and the balance of its business currently conducted from its Maspeth, New York facility will be allocated between its Commack, Long Island, New York and East Orange, New Jersey facilities. The Company believes its facilities are adequate for its present needs.

                           ITEM 3. LEGAL PROCEEDINGS

    None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) On October 1, 1996, the following actions were ratified and authorized by the unanimous consent of the shareholders of the Company:

        (i) the execution and delivery of that certain Asset Purchase Agreement by and between the Company, Downmorr Water Corporation, Glenn Downing and Gary Downing dated August 26, 1994, and all supplements and amendments thereto and all other documents related thereto or necessary or appropriate to implement the transactions contemplated thereby; and

        (ii) the execution and delivery of that certain Asset Purchase Agreement by and between the Company, Bark Water Co. Ltd., and Kenneth Gelber dated January 30, 1995, and all supplements and amendments thereto and all other documents related thereto or necessary or appropriate to implement the transactions contemplated thereby; and

       (iii) the execution and delivery of that certain Asset Purchase Agreement by and between the Company, Nature's Best Water Company, Inc., Peter Nicholas and Anthony Bonventre dated April 28, 1995, and all supplements and amendments thereto and all other documents related thereto or necessary or appropriate to implement the transactions contemplated thereby; and

        (iv) the execution and delivery of that certain Asset Purchase Agreement by and between the Company, National Ozone Water Corp., Edward Worfler and Rita Worfler dated April 28, 1995, and all supplements and amendments thereto and all other documents related thereto or necessary or appropriate to implement the transactions contemplated thereby; and

        (v) the execution and delivery of that certain Asset Purchase Agreement by and between the Company and Waters Filter & Cooler, Inc. dated October 31, 1995, and all supplements and amendments thereto and all other documents related thereto or necessary or appropriate to implement the transactions contemplated thereby; and

        (vi) the execution and delivery of that certain Asset Purchase Agreement by and between the Company and Rainbow Coffee Service, Inc. d/b/a Rainbow Water Service, Brendon Murphy and Robert Murphy dated October 31, 1995, and all supplements and amendments thereto and all other documents related thereto or necessary or appropriate to implement the transactions contemplated thereby; and

       (vii) the execution and delivery of that certain Asset Purchase Agreement by and between the Company and Mountainwood Spring Water Co., Inc. and White Mountain Company, Inc. dated June 27, 1996, and all supplements and amendments thereto and all other documents related thereto or necessary or appropriate to implement the transactions contemplated thereby.

    (b) On October 31, 1996, the hiring of James G. Botti as Chief Financial Officer of the Company was authorized by the unanimous consent of the shareholders of the Company.

    (c) On November 1, 1996, the hiring of Scott Levy as the Company's Chief Executive Officer and Jack C. West as the Company's President was authorized by the unanimous consent of the shareholders of the Company.

    (d) On November 1, 1996, the issuance and sale in an underwritten public offering of 1,350,000 shares of common stock of the Company, and all actions attendant thereto, including, without limitation, the approval of the Registration Statement on Form SB-2, the grant of an over-allotment option to the underwriters of said offering, the qualification or registration, as applicable, of such common stock with the applicable laws in each state for which such qualification was necessary, the issuance to the underwriters of a warrant to purchase common stock, the application for listing on the American Stock Exchange, the appointment of Continental Stock Transfer and Trust Company as transfer agent and registrar, a stock split of the Company's common stock resulting in 10,000,000 authorized shares, approval of the 1996 Stock Option Plan and a ratification of prior acts of the officers of the Company the following actions were authorized by the unanimous consent of the shareholders of the Company.

                                    PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the American Stock Exchange under the symbol HHO. The Common Stock began trading upon the effectiveness of the Company's Registration Statement of Form SB-2 on February 7, 1997. The following table sets forth the range of the high and low prices for the quarter ended March 31, 1997 as reported by the American Stock Exchange:

                                                                                    HIGH         LOW
                                                                                  ---------      ---
1997: First Quarter.............................................................    6 15/16       5 1/4

    As of March 31, 1997, the approximate number of common stockholders of record was 625. The Company has not paid any dividends since its inception and does not intend to pay any cash dividends in the foreseeable future. Future cash dividends, if any, shall be determined by the Board of Directors.

                ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-KSB CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE ISSUER'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

GENERAL BACKGROUND

    The Company is a leading bottler and distributor of spring and purified drinking water, serving commercial and residential users in the metropolitan New York area. The Company also rents and services water coolers, filtration systems, and plumbed-in fountains located in businesses, factories, and homes in the metropolitan New York area.

    The Company was formed in January 1994 and represents the acquisition of LSL Hydro Corp. and Puro Corporation of America. Subsequently, the Company has acquired eight additional distributors of high quality drinking water in the New York City, New Jersey and Long Island markets. Since 1994, the Company has grown from approximately 5,000 water customers to in excess of 25,000.

    The Company's strategy is to capitalize on the growing demand for high quality drinking water through the expansion of its existing customer base and through the acquisition of regional water bottlers and distributors in targeted geographic markets. The Company's acquisition of Electrified's modern high-speed production facility enables it to absorb new bottling demand without a commensurate increase in production costs. Similarly, the new bottling facility in Commack, Long Island, New York can absorb additional volume with minimum incremental cost. In addition, management continually seeks to grow revenues by increasing route density through the acquisition and consolidation of new routes within its existing route structure, thereby minimizing distribution and administration costs. The continued consolidation of production and distribution capabilities is a key component of the Company's operating plans, both within its current markets and any additional markets it may enter.

RESULTS OF OPERATIONS

    The Company derives its revenues from two major sources: bottled water sales and the rental and service of water coolers, filtration systems and plumbed-in fountains. While most other bottled water companies sell only pre-packaged bottled water, the Company also rents water treatment equipment which processes and dispenses drinking water at the point of use which enables the consumer to enjoy quality drinking water with reduced contaminants.

    Additionally, in contrast to most other water treatment dealers and distributors that have historically sold their water treatment equipment outright, the Company creates long-term relationships with its own customers by renting or placing the equipment under lease/service agreements. These agreements result in revenue streams which provide the Company with a base of recurring revenue.

    The following table sets forth, for the periods indicated, the percentage relationship to total revenues of certain items included in the Company's Statement of Operations.

                                                     PERIOD FROM INCEPTION
                                                      (FEBRUARY 1, 1994)           YEAR ENDED           YEAR ENDED
                                                   THROUGH DECEMBER 31, 1994    DECEMBER 31, 1995    DECEMBER 31, 1996
                                                  ---------------------------  -------------------  -------------------
Revenue:
Bottled water sales and other revenue...........                72.0                     75.9                 79.4
Rental revenue..................................                28.0                     24.1                 20.6
                                                               -----                    -----                -----
    Total revenue...............................               100.0%                   100.0%               100.0%
                                                               -----                    -----                -----
Costs and expenses:
Cost of goods sold (excluding depreciation).....                28.3                     29.4                 33.0
Operating expenses (excluding depreciation and
  amortization).................................                29.5                     23.7                 17.9
General and administrative expenses.............                23.4                     23.8                 20.4
                                                               -----                    -----                -----
    Total costs and expenses....................                81.2                     76.9                 71.3
                                                               -----                    -----                -----
Depreciation and amortization:
Cost of goods sold..............................                 2.6                      4.3                  5.0
Operating expenses..............................                 2.8                      3.9                  4.3
                                                               -----                    -----                -----
    Total depreciation and amortization.........                 5.4                      8.2                  9.3
                                                               -----                    -----                -----
Income from operations..........................                13.4                     14.9                 19.4
Other income (expense):
Interest expense................................                (3.2)                    (5.5)                (7.2)
Other income (expense)..........................                 1.1                      2.2                  0.3
Plant relocation charges(1).....................                 0.0                      0.0                 (2.4)
                                                               -----                    -----                -----
    Total other expense.........................                (2.1)                    (3.3)                (9.3)
                                                               -----                    -----                -----
Income before provision for income taxes........                11.3                     11.6                 10.1
Provision for income taxes......................                 5.0                      4.2                  4.2
                                                               -----                    -----                -----
Net income......................................                 6.3%                     7.4%                 5.9%
                                                               -----                    -----                -----
                                                               -----                    -----                -----

------------------------

(1) Represents non-recurring charges of $250,000 related to the closing of two of the Company's bottling plants and the relocation of such production facilities to the Company's Commack, Long Island, New York and East Orange, New Jersey facilities.

THE PERIOD FROM INCEPTION (FEBRUARY 1, 1994) TO DECEMBER 31, 1994, YEAR ENDED
  DECEMBER 31, 1995 AND YEAR ENDED DECEMBER 31, 1996

    REVENUES. Revenues for the year ended December 31, 1996 increased by 93% to $10.6 million from $5.5 million for the year ended December 31, 1995. This increase in revenues reflects the acquisition of Electrified's operations in East Orange, New Jersey for eleven of the twelve months ended December 31, 1996 and the acquisition of the five-gallon routes from Mountainwood for the six months beginning July 1, 1996 through December 31, 1996. Moreover, this increase occurred notwithstanding an abnormally harsh winter in 1996 evidenced by a record snow fall and unusually cold spring and summer seasons during the same year. This factor is even more significant when considering the significantly higher than normal temperatures experienced in the summer of 1995. Revenues in 1995 increased by 34% to $5.5 million from $4.1 million in the period from inception (February 1, 1994) to December 31, 1994. The growth in revenues was attributable to the increase in the number of coolers in operation as well as the acquisition of smaller distributors in the Company's market area.

    COST OF GOODS SOLD. Cost of goods sold (excluding depreciation) for the year ended December 31, 1996 increased to $3.5 million from $1.6 million, or 118% over that incurred in 1995. This increase results principally from increases in volume relating to the acquisitions referred to previously. Cost of goods sold (excluding depreciation) as a percentage of revenues for the year ended December 31, 1996 increased to 33% from 29% for the same period in 1995. The increase reflects entry into the case goods product market which is traditionally a more costly product due to packaging. Cost of goods sold (excluding depreciation) increased by 45% to $1.6 million in 1995 from $1.1 million in the period from inception (February 1, 1994) to December 31, 1994. Cost of goods sold (excluding depreciation) increased as a percentage of revenues to 29% in 1995 from 28% in the period from inception (February 1, 1994) to December 31, 1994. This increase is reflective of the trend to a higher percentage of natural spring water sold compared to processed drinking water.

    OPERATING EXPENSES. Operating expenses (excluding depreciation and amortization) increased by 46% to $1.9 million for the year ended December 31, 1996 from $1.3 million for the year ended December 31, 1995. The increase reflects the acquisition of Electrified's operations for eleven of the twelve months ended December 31, 1996, and the acquisition of Mountainwood's delivery routes for the six months from July 1, 1996 through December 31, 1996. However, operating expenses (excluding depreciation and amortization) decreased as a percentage of revenues to 18% for the year ended December 31, 1996 compared to 24% from the year ended December 31, 1995. This decrease was also due primarily to the efficiencies achieved in the Company's bottling operations, route delivery and servicing system. It was also reflective of entry into the case goods product market, delivery costs of which are less intensive than the five gallon market. Operating expenses (excluding depreciation and amortization) increased by 8% to $1.3 million in 1995 from $1.2 million in the period from inception (February 1, 1994) to December 31, 1994. However, operating expenses (excluding depreciation and amortization) decreased as a percentage of revenues to 24% in 1995 from 30% for the period from inception (February 1, 1994) to December 31, 1994. This decrease was due to efficiencies achieved in the Company's bottling operations, route delivery and servicing system--primarily from the addition of new accounts in existing market areas.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 69% to $2.2 million in the year ended December 31, 1996 from $1.3 million for the same period in 1995 due to the acquisitions referred to above. However, such expenses decreased as a percentage of revenues to 20% for the year ended December 31, 1996 from 24% for the same period in 1995. This decrease in general and administrative expenses reflects efficiencies gained from the Electrified and Mountainwood transactions with respect to office and clerical staffing. General and administrative expenses increased by 44% to $1.3 million in 1995 from $0.9 million in the period from inception (February 1, 1994) to December 31, 1994. General and administrative expenses increased as a percentage of revenues to 24% in 1995 from 23% in the period from inception (February 1, 1994) to December 31, 1994. This increase was the result of increased insurance costs associated with an increase in the number of the Company's delivery vehicles.

    TOTAL DEPRECIATION AND AMORTIZATION. Total depreciation and amortization for the year ended December 31, 1996 increased by 100% to $1.0 million from $0.5 million for the same period in 1995. Total depreciation and amortization increased as a percentage of revenues to 9% for the year ended December 31, 1996 from 8% for the same period in 1995. This increase resulted primarily from the Electrified acquisition, which included a modern high-capacity bottling facility and the opening of a new bottling facility in Commack, Long Island, New York. Total depreciation and amortization increased by 150% to $0.5 million in 1995 from $0.2 million in the period from inception (February 1, 1994) to December 31,

1994. Total depreciation and amortization increased as a percentage of revenues to 8% from 5% in the period from inception (February 1, 1994) to December 31, 1994. This increase was due primarily to the Company's continued investment in new coolers and route acquisitions.

    INCOME FROM OPERATIONS. Increases in income from operations for all periods discussed above relate to increases in sales, the consolidation of production facilities and an improvement in route densities and scheduling.

    INTEREST EXPENSE. For the year ended December 31, 1996, interest expense increased by 167% to $0.8 million for the same period in 1995. Interest expense increased as a percentage of revenues to 7% for the year ended December 31, 1996 from 6% for the same period in 1995. This increase was due to additional borrowings in connection with the acquisitions discussed previously. Approximately $5.3 million of the $10.0 million total debt outstanding at December 31, 1996 was repaid with proceeds from the Company's initial public offering as further discussed below. Interest expense increased by 200% to $0.3 million in 1995 from $0.1 million in the period from inception (February 1, 1994) to December 31, 1994. Interest expense increased as a percentage of revenues to 6% in 1995 from 3% in the period from inception (February 1, 1994) to December 31, 1994. This increase was primarily due to increased borrowing in order to fund the Company's expansion.

    PLANT RELOCATION CHARGES. During the year ended December 31, 1996, the Company relocated all bottled water production from its plants in Maspeth, New York, and Port Jefferson, New York, to the Electrified facility in East Orange, New Jersey, and the newly opened bottling plant in Commack, Long Island, New York. The Maspeth and Port Jefferson bottling plants were subsequently closed. Non-recurring plant relocation charges of $0.3 million or 2% of revenues for the period ended December 31, 1996 were incurred.

    PROVISION FOR INCOME TAXES. The effective income tax rate was 42% for the year ended December 31, 1996 and 36% for the year ended December 31, 1995. The increase in the effective rate in 1996 is primarily attributable to non-recurring write-offs of certain accounts receivable for income tax purposes in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources have been cash flow from operations, proceeds from the sale of equity securities to the Company's current stockholders, purchase money financing for business acquisitions and borrowings under the Company's bank agreement described below. During 1996 and 1995, net cash provided by operating activities was $0.7 million and $0.4 million, respectively. During 1996, the Company made capital expenditures in the amount of $2.8 million. In addition, the Company acquired the net assets of two of its competitors whose aggregate purchase price was $5.5 million. The equipment purchases and the acquisitions were funded by operations as well as seller financing. In 1995, the Company made capital expenditures for coolers, other equipment and routes aggregating $2.8 million, which was funded by cash from operations, private equity placement, purchase money financing of business acquisitions and borrowings under the Company's bank agreement. In addition, in February 1997, the Company sold 1,350,000 shares of common stock to the public for net proceeds of $6.1 million.

    At December 31, 1996, cash totaled $0.2 million and no additional borrowing was available under the Company's bank agreement. As of December 31, 1995, cash totaled $0.7 million, and approximately $1.0 million of additional borrowings were available under the Company's bank agreement.

    The Company's bank agreement provides for aggregate long-term borrowings of up to $3.0 million, approximately all of which was currently outstanding as of December 31, 1996, maturing between May 31, 1997 and December 31, 2001, bearing interest at prime plus .25%-.50% per annum, secured by substantially all of the assets of the Company and guaranteed by certain stockholders of the Company. The

Company has also borrowed $0.5 million from the same lender under another agreement. These borrowings are also secured by certain stockholders of the Company and were used for the acquisitions referred to above. In addition, the bank agreement contains covenants that include requirements to maintain certain working capital, debt coverage and other financial ratios and restrictions and limitations on the payment of dividends, guaranty payments, additional borrowings and the amount of compensation paid to employees who are stockholders.

    In February 1997, the Company completed an initial public offering of 1,350,000 shares of common stock raising net proceeds of $6.1 million. The Company used substantially all of the proceeds to retire $5.3 million of debt related primarily to the previously referred to acquisitions.

    The Company's continued success is dependent upon the maintenance of its delivery truck fleet and bottling equipment and its access to water sources. These activities are currently funded through operations and bank financing. The Company believes that it has sufficient sources of funding to achieve its business objectives in the future.

                          ITEM 7. FINANCIAL STATEMENTS

    The information required by Item 7 is incorporated by reference herein from pages F-1 through F-17.

               ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III
                 ITEM 9. DIRECTORS AND OFFICERS OF THE COMPANY

MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

    The Company's directors and executive officers, their ages and present positions with the Company are as follows:

NAME                                               AGE                      POSITION
---------------------------------------------      ---      -----------------------------------------
Peter T. Dixon...............................          66   Chairman of the Board
Scott Levy...................................          39   Chief Executive Officer and Director
Jack C. West.................................          55   President and Director
James G. Botti...............................          33   Chief Financial Officer
Stephen Edberg...............................          44   Director
Wilmer J. Thomas, Jr.........................          69   Director
Leonard D. Rosinski..........................          45   Director

    All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors. The officers of the Company are elected by and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified.

    The following is a brief summary of the background of each director and executive officer of the Company:

PETER T. DIXON

    Mr. Dixon has served as Chairman of the Board of Directors of the Company since January 1994. He was the Senior Executive Vice President of Loeb Partners Corporation, a private investment banking firm from June 1986 to December 1993. From 1981 to May 1986, Mr. Dixon was Senior Vice President of Shearson, Lehmann Brothers, and, prior thereto, a partner in Loeb, Rhoades. Mr. Dixon was Chairman of the Board of Directors and a principal stockholder of Glacier Water Services, Inc., a public company traded on the American Stock Exchange under the Symbol HOO, from February 1993 to May 1993, when he sold his stock in Glacier Water Services, Inc.

SCOTT LEVY

    Mr. Levy has been Chief Executive Officer of the Company since November 1, 1996 and a director of the Company since January 1994. From January 1994 to October 1996, Mr. Levy was Co-President and Co-Chief Executive Officer of the Company. In 1980, Mr. Levy founded LSL Hydro Systems, and was the President of LSL Hydro Systems from 1980 to January 1994. LSL Hydro Systems specialized in point-of-use drinking water systems sales, rentals, installation, service, bottled water and plumbing contracting. The Company acquired LSL Hydro Systems, Inc. in January 1994. Mr. Levy is active in the National Coffee Service Association and instrumental in the administration of the Cooperative.

JACK C. WEST

    Mr. West has been President of the Company since November 1, 1996 and a director of the Company since January 1994. From January 1994 to October 1996, Mr. West was Co-President and Co-Chief Executive Officer of the Company. Mr. West was a principal stockholder and vice president of Puro Corporation of America (New York) from 1979 to January 1994. He is a past president and director of the International Bottled Water Association (IBWA). He is currently Vice Chairman of the Drinking Water

Research Foundation; Chairman of the New York Water Bottlers Committee; Chairman of the IBWA Government Relations Committee; Vice President and Director of the Cooperative; and Member of the Bottled Water Industry Forum of the National Sanitation Foundation.

JAMES G. BOTTI, CPA

    Mr. Botti has been Chief Financial Officer of the Company since October 1996. From October 1995 to October 1996 he was Chief Financial Officer of Hampshire Securities Corp. in New York City, an investment bank and securities broker dealer. From April 1992 to October 1995 he was Controller of Laidlaw Holdings, Inc., an affiliate of Laidlaw Equities, Inc., one of the Representatives. He was manager of Financial Reporting for Needham & Company, Inc., from 1991 to 1992, and prior to that worked in the public accounting firms of Anchin, Block & Anchin, and Pustorino, Puglisi and Co. as an accountant.

STEPHEN C. EDBERG, PHD

    Dr. Edberg became a director of the Company upon consummation of the Company's initial public offering. Since 1992, Dr. Edberg has been the Chairman of the Education Policy and Curriculum Committee of the Yale University School of Medicine where he is a professor in the Departments of Laboratory Medicine and Internal Medicine. He also directs the Clinical Microbiology Laboratory of Yale-New Haven Hospital. He is the inventor of Defined Substrate Technology, the major iteration of which is Colilert, an EPA-approved test system for monitoring of bacterial contamination in the nation's drinking water supplies. Since 1990, Dr. Edberg has been a consultant to IDEXX, Inc., an invitro diagnostics company, the common stock of which trades on the Nasdaq National Market under the symbol IDXX. Dr. Edberg has been a Trustee of the Drinking Water Research Foundation since 1991, and has authored more than 150 publications in the scientific literature.

WILMER J. THOMAS, JR.

    Mr. Thomas has been a director of the Company since December 1995. Mr. Thomas has been a private investor for at least the past five years and is a member of the Board of Directors of Great Dane Corp., Savannah, Georgia and of Moore Medical Corp., New Britain, Connecticut.

LEONARD D. ROSINSKI

    Mr. Rosinski became a director of the Company upon consummation of the Company's initial public offering. Since March, 1996, Mr. Rosinski has been President and Chief Executive Officer of In-Store Opportunities, Guilford, Connecticut, a third-party merchandising firm specializing in frozen food. From January 1994 to March 1996, Mr. Rosinski was Vice-President and Chief Operating Officer of Pure Fill Corporation, a bottled water vending company in California and Florida. From July 1990 to December 1993, Mr. Rosinski was the President of National Water Services, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    No director, officer or beneficial owner of more than 10% of the Company's Common Stock has failed to file on a timely basis any Securities and Exchange Commission Form 3, 4 or 5.

                        ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth certain information concerning compensation of the Company's Chairman, Chief Executive Officer and President during the fiscal year ended December 31, 1996 (collectively, the "Named Executive Officers").

                                                                                      SALARY         COMPENSATION
NAME AND PRINCIPAL POSITION                                                    ANNUAL COMPENSATION     ALL OTHER
-----------------------------------------------------------------------------  --------------------  -------------
Peter T. Dixon, Chairman(1)..................................................       $   12,000        $      0.00
Scott Levy, Chief Executive Officer..........................................       $  187,000        $  1,102.52(2)
Jack C. West, President......................................................       $  100,000        $  1,325.00(2)
Jame G. Botti, Chief Financial Officer.......................................       $  100,000        $      0.00

------------------------

(1) Mr. Dixon has a consulting agreement with the Company pursuant to which he is paid $1,000 per month.

(2) Represents the dollar value of insurance premiums paid by the Company with respect to term life insurance.

(3) Mr. Botti commenced employment with the Company on November 1, 1996.

EMPLOYMENT AND CONSULTING AGREEMENTS

    The Company has entered into an employment agreement with each of Messrs. West, Levy and Botti. Mr. West's agreement provides that he shall be employed as President of the Company on a full time basis for a term of five years. Mr. West's agreement may be extended at the sole discretion of the Board of Directors upon the same terms and conditions. Mr. West receives an annual base salary of $100,000 for the term of his agreement. In the event that the Board of Directors does not extend the term of the agreement and a mutually acceptable alternative agreement cannot be negotiated with the Board of Directors upon the expiration of the agreement, Mr. West will be entitled to a severance payment equal to two times his annual base salary. Mr. West's employment agreement contains a covenant not to compete for a period ending one year after the expiration or termination of such employment agreement along with confidentiality and non-solicitation undertakings. Mr. West is required to devote substantially all of his time and attention to the affairs of the Company and is entitled to receive such benefits as are generally provided from time to time by the Company to its senior management employees.

    Mr. Levy's agreement provides that he shall be employed as Chief Executive Officer of the Company on a full time basis for a term of five years. Mr. Levy's agreement may be extended at the sole discretion of the Board of Directors upon the same terms and conditions. Mr. Levy receives an annual base salary of $187,000 for the term of his agreement. In the event that the Board of Directors does not extend the term of the agreement and a mutually acceptable alternative agreement cannot be negotiated with the Board of Directors upon the expiration of the agreement, Mr. Levy will be entitled to a severance payment equal to three times his annual base salary. Mr. Levy's employment agreement contains a covenant not to compete for a period ending one year after the expiration or termination of such employment agreement along with confidentiality and non-solicitation undertakings. Mr. Levy is required to devote substantially all of his time and attention to the affairs of the Company and is entitled to receive such benefits as are generally provided from time to time by the Company to its senior management employees.

    Mr. Botti's agreement provides that he shall be employed as Chief Financial Officer of the Company on a full time basis for a term continuing to October 31, 1997. Mr. Botti receives an annual base salary of $100,000 for the term of his employment, subject to review of the Board of Directors. Mr. Botti will receive stock options covering 35,000 shares of Common Stock subject to a five-year vesting period. Mr. Botti's employment agreement contains a covenant not to compete for a period ending one year after the expiration or termination of such employment agreement along with confidentiality and non-solicitation undertakings. Mr. Botti is required to devote substantially all of his time and attention to the affairs of the Company and is entitled to receive such benefits as are generally provided from time to time by the Company to employees on a comparable level.

    On January 28, 1994, the Company entered into a consulting agreement with Mr. Dixon pursuant to which Mr. Dixon provides certain consulting services to the Company. The Company pays Mr. Dixon $1,000 per month pursuant to the consulting agreement. The consulting agreement expires in January 1999.

1996 STOCK OPTION PLAN

    In 1996, the Company's stockholders approved the Company's 1996 Stock Option Plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to promote the success of the Company by providing a method whereby eligible employees of the Company may be awarded additional remuneration for services rendered, thereby increasing their personal interest in the Company. The Stock Option Plan is also intended to aid in attracting persons of suitable ability to become employees of the Company and its subsidiaries.

    The Stock Option Plan provides that the maximum number of shares of Common Stock reserved for awards thereunder shall be 400,000. The Stock Option Plan provides for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonstatutory stock options. The exercise price of options granted under the Stock Option Plan may be more than or equal to the fair market value of such shares on the date of grant. Any options granted under the Stock Option Plan that shall expire, terminate or otherwise be annulled for any reason without having been exercised shall again be available for purposes of the Stock Option Plan.

    The Stock Option Plan is to be administered by the Compensation Committee (the "Committee"), each member of which shall be a member of the Company's Board of Directors who during the one year period prior to service on the Committee was not, and during such service is not, granted or awarded any equity securities pursuant to the Stock Option Plan or any other plan of the Company if such grant or award or participation on such Stock Option Plan would prevent such member from being a "disinterested person" with respect to the Stock Option Plan for purposes of Rule 16b-3 under the Exchange Act. The Committee will have the power and authority to grant to eligible persons options to purchase shares of the Company's Common Stock under the Stock Option Plan and to determine the restrictions, terms and conditions of all such options granted as well as to interpret the provisions of the Stock Option Plan, any agreements relating to awards granted under the Stock Option Plan and to supervise the administration of the Stock Option Plan.

    Subject to the provisions of the Stock Option Plan with respect to death, retirement and termination of employment, the term of each option shall be for such period as the Committee shall determine as set forth in the applicable option agreement, but not more than ten years from the date of grant.

DIRECTORS' COMPENSATION

    Except for an option in favor of Edberg Associates L.P., of which Stephen C. Edberg, who is a director of the Company is a partner, to purchase 49,284 shares of Common Stock of the Company, directors of the Company do not receive fixed compensation for their services as directors. However, the Board of Directors may authorize the payment of a fixed sum to directors for their attendance at regular and special meetings of the Board of Directors as is customary for similar companies. Directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The following table sets forth information as of February 28, 1996 with respect to the beneficial ownership of the Company's Common Stock by (i) each person (including any group) known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company,
(iii) each executive officer of the Company and (iv) all directors and executive officers of the Company as a group. Except as may be indicated in the footnotes to the table, each such person has the sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

                                                                                         AMOUNT AND
                                                 AMOUNT AND                              NATURE OF
                                                  NATURE OF                              BENEFICIAL
                                                 BENEFICIAL            PERCENT           OWNERSHIP            PERCENT
                                                OWNERSHIP (2)       OF CLASS (3)           AS OF             OF CLASS
                                                    AS OF               AS OF           FEBRUARY 28,           AS OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)       DECEMBER 31, 1996   DECEMBER 31,1996          1997         FEBRUARY 28, 1997
--------------------------------------------  -----------------  -------------------  ----------------  -------------------
Peter T. Dixon(4)...........................       1,084,926               49.3%           1,114,926              32.0
The Trusts Under Article 16 of the Will of
  W. Palmer Dixon for the Benefit of Peter
  T. and Palmer Dixon (the "Dixon
  Trusts")(5)...............................         981,429               45.1%             981,429              28.0
Beth and Scott Levy.........................         425,814               20.0%             425,814              12.0
Jack C. West................................         394,272               18.5%             394,272              11.0
Thomas Limited Partnership(6)...............         197,136                9.3%             197,136               6.0
Wilmer J. Thomas, Jr.(6)....................         197,136                9.3%             197,136               6.0
Edberg Associates Limited Partnership(7)....         147,852                6.8%             147,852               4.0
All directors and executive officers as a
  group (5 persons).........................       2,250,000              100.0%           2,280,000              65.0

------------------------

(1) Unless otherwise indicated, the address of each beneficial owner is c/o the Company, 56-45 58th Street, Maspeth, New York 11378.

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities and includes options exercisable within 60 days of the date of this filing. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3) The percentage of class is calculated in accordance with Rule 13d-3 under the Exchange Act and assumes that the beneficial owner has exercised any options or other rights to subscribe which are exercisable within 60 days and that no other options or rights have been exercised by anyone else.

(4) These shares consist of (i) 108,856 shares of Common Stock held by Peter T. Dixon, (ii) 932,145 shares of Common Stock held by the Dixon Trusts, and
    (iii) 73,926 shares of Common Stock issuable upon the exercise of options currently outstanding, of which options to purchase 24,642 shares of Common Stock are held by Peter T. Dixon and options to purchase 49,284 shares of Common Stock are held by the Dixon Trusts, which shares represent a one-third interest in options in favor of Peter T. Dixon and the Dixon Trusts, jointly.

(5) These shares consist of (i) 932,145 held by the Dixon Trusts, and (ii) 49,284 shares of Common Stock issuable upon the exercise of options currently outstanding, which shares represent a two-thirds interest in options in favor of Peter T. Dixon and the Dixon Trusts, jointly.

(6) Wilmer J. Thomas, Jr., a partner of Thomas Limited Partnership, is a director of the Company.

(7) Dr. Stephen C. Edberg, a partner of Edberg Associates Limited Partnership, is a director of the Company. These shares consist of (i) 98,568 shares of Common Stock, and (ii) 49,284 shares of Common Stock issuable upon the exercise of options currently outstanding.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

    On January 28, 1994, the Dixon Trusts loaned the Company $300,000 to be used for working capital. This loan is callable on demand and bears annual interest at the rate of prime +.75%. This loan was repaid in full from the proceeds of the Company's initial public offering. The founders of the Company are Peter T. Dixon, the Trusts under Article 16 of the Will of Palmer Dixon for the benefit of Peter T. and Palmer Dixon, Scott and Beth Levy, and Jack C. West. Peter T. Dixon and the Dixon Trusts have purchased from the issuer shares of Common Stock. In connection with the acquisition of LSL Hydro Systems, Inc., the Company issued to Scott and Beth Levy 425,814 shares of Common Stock. In connection with the acquisition of Puro Corporation of America (New York), the Company issued to Jack West 394,272 shares of Common Stock. No assets were acquired from any of the founders.

    On January 28, 1994, the Company entered into a consulting agreement with Peter T. Dixon, pursuant to which Mr. Dixon provides certain consulting services to the Company. The Company pays Mr. Dixon $1,000 per month pursuant to the consulting agreement. The consulting agreement expires in January 1999.

    In connection with the Electrified transaction in January 1996, the Company obtained a letter of credit in the amount of $3,500,000 from European American Bank to secure seller financing of a like amount, $2.9 million of which was repaid from the proceeds of the Company's initial public offering. Peter T. Dixon secured the letter of credit with personal assets. In connection with the Mountainwood transaction in June 1996, the Company obtained a letter of credit in the amount $500,000 from European American Bank to secure seller financing of a like amount. Mr. Dixon also secured that letter of credit with personal assets. In consideration of pledging his personal assets as described above, the Company issued to Mr. Dixon and the Dixon Trusts options to purchase 73,926 shares of Common Stock.

    All future transactions and loans with officers, directors and principal stockholders of the Company will be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of the disinterested directors of the Company.

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

        (i) Index of Exhibits.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     *3.1    Certificate of Incorporation of the Company, as amended.
     *3.2    Amended and Restated By-laws of the Company.
     *4.1    Specimen Certificate of the Company's Common Stock.
     *5.1    Opinion of Lev, Berlin & Dale, P.C.
    *10.1    Asset Purchase Agreement between the Company and Glenn Downing, Gary Downing and Downmorr Water
             Corporation dated August 26, 1995.
    *10.2    Amendment to Asset Purchase Agreement by Glenn Downing and Gary Downing dated November 12, 1996.
    *10.3    Asset Purchase Agreement between the Company and Kenneth Gelber and Bark Water Company Ltd. d/b/a/
             Nature's Way dated January 30, 1995.
    *10.4    Amendment to Asset Purchase Agreement by Kenneth Gelber and Bark Water Company Ltd. dated November
             12, 1996.
    *10.5    Asset Purchase Agreement between the Company and Edward and Rita Worfler and National Ozone Water
             Corp. dated April 28, 1995.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
    *10.6    Asset Purchase Agreement between the Company and Peter Nicholas, Anthony Bonventure and Nature's Best
             Water Company, Inc. dated April 28, 1995.
    *10.7    Waiver of right to convert debt issued in connection with the Asset Purchase Agreement by Nature's
             Best Water Company, Inc. dated November 8, 1996.
    *10.8    Asset Purchase Agreement between the Company and Waters Filter & Cooler, Inc. and Transition
             Agreement between Alan Waters and the Company, each dated October 31, 1995, as amended pursuant to
             Amendment dated March 29, 1996, as revised pursuant to Revision dated May 23, 1996.
    *10.9    Asset Purchase Agreement between the Company and Rainbow Coffee Service Inc. d/b/a Rainbow Water
             Service dated October 31, 1995, as amended by Amendment dated March 29, 1996.
    *10.10   Asset Purchase Agreement between the Company and Mountainwood Spring Water Co., Inc. and White
             Mountain Co., Inc. dated as of June 30, 1995.
    *10.11   Waiver of option granted in connection with the Asset Purchase Agreement by Mountainwood Spring Water
             Co., Inc. and White Mountain Co., Inc. dated November 7, 1996.
    *10.12   Asset Purchase Agreement between the Company and Robert Brundage, Lyle Brundage and Electrified
             Companies, Inc. dated January 31, 1996.
    *10.13   Net Lease, dated January 31, 1996, between the Company and R&L Properties Company covering premises in East Orange, New Jersey.
    *10.14   Employment Agreement between the Company and Jack West dated as of November 1, 1996.
    *10.15   Employment Agreement between the Company and Scott Levy dated as of November 1, 1996.
    *10.16   Employment Agreement between the Company and James Botti dated as of November 1, 1996.
    *10.17   Lease, dated October 9, 1995, between the Company and Stabal Realty Corp. covering 76-78 Mall Drive,
             Commack, Long Island, New York facility, as modified by Lease Modification dated February 15, 1996.
    *10.18   Balloon Mortgage on the Maspeth, New York facility dated May 24, 1988, with Bond and Extension and
             Consolidation Agreement of same date.
    *10.19   Supply Agreement dated June 27, 1996 between the Company and Mountainwood Spring Water Co., Inc.
    *10.20   Long-term Supply Agreement dated June 13, 1996 between the Company and Shawangunk Bulk Springwater
             Corp.
    *10.21   Stock Purchase Agreement dated as of December 29, 1995 between the Company and Thomas Limited
             Partnership.
    *10.22   Stock Purchase Agreement dated as of May 1, 1996 between the Company and Edberg Associates Limited
             Partnership.
    *10.23   Stock Purchase Agreement dated as of October 16, 1995 between the Company and Peter T. Dixon and the
             Trusts under Article 16 of the Will of W. Palmer Dixon for the benefit of Peter and Palmer Dixon.
    *10.24   Registration Rights Agreement dated as of December 29, 1995 between the Company and Thomas Limited
             Partnership.
    *10.25   Registration Rights Agreement dated as of May 1, 1996 between the Company and Edberg Associates
             Limited Partnership.
    *10.26   Registration Rights Agreement dated as of October 16, 1995 between the Company and Peter T. Dixon and the Trusts Under Article 16 of the Will of W. Palmer Dixon for the benefit of Peter and Palmer Dixon.
    *10.27   Registration Rights Agreement dated January 28, 1994 between the Company and the Trusts Under Article
             16 of the Will of W. Palmer Dixon for the benefit of Peter and Palmer Dixon.
    *10.28   Registration Rights Agreement dated January 28, 1994 between the Company and Jack C. West and Scott and Beth Levy.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
    *10.29   Master Note in principal amount of $2 million with European American Bank dated September 13, 1996.
    *10.30   Commercial Note in the original principal amount of $1.5 million with European American Bank dated
             September 13, 1996.
    *10.31   General Security Agreement with European American Bank dated July 31, 1996.
    *10.32   Agreement of Subordination and Assignment dated as of January 31, 1996 between the Trusts under
             Article 16 of the Will of W. Palmer Dixon for the benefit of Peter T. Dixon and Palmer Dixon, and the
             Company in favor of European American Bank.
    *10.33   Pledge Agreement dated January 31, 1996 between the Trusts under the Will of W. Palmer Dixon for the benefit of Peter or of European American Bank.
    *10.34   Guaranty of All Liability dated as of February 5, 1996, by Peter T. Dixon in favor of European
             American Bank.
    *10.35   Secured Note in original principal amount of $250,000 dated January 28, 1994 in favor of the Trusts under Article 16 of the Will of W. Palmer Dixon for the benefit of Peter T. Dixon and Palmer Dixon.
    *10.36   Standby Secured Note in original principal amount of $50,000 dated January 28, 1994 in favor of the
             Trusts under Article 16 of the Will of W. Palmer Dixon for the benefit of Peter T. Dixon and Palmer
             Dixon.
    *10.37   Letter of Credit in the amount of $500,000 with European American Bank dated June 27, 1996.
    *10.38   Letter of Credit in the amount of $4,000,000 with European American Bank dated January 31, 1996.
    *10.39   Consulting Agreement between the Company and Peter T. Dixon dated January 28, 1994.
    *10.40   Waiver of Transaction Fee by Peter T. Dixon dated November 14, 1996.
    *10.41   Option to Purchase Common Stock dated November 9, 1996 in favor of Edberg Associates Limited
             Partnership.
    *10.42   Option to Purchase Common Stock dated November 9, 1996 in favor of Peter T. Dixon and the Trusts under Article 16 of the Will of W. Palmer Dixon for the benefit of Peter T. Dixon and Palmer Dixon.
    *10.43   Option to Purchase Common Stock dated November 9, 1996 in favor of Peter T. Dixon and the Trusts under Article 16 of the Will of W. Palmer Dixon for the benefit of Peter T. Dixon and Palmer Dixon.
     11.1    Supplemental Earnings Per Share Computation.
     24.1    Powers of Attorney (included on the signature page to the Report on Form 10-KSB).
     27.1    Financial Data Schedule.

------------------------

*   Filed with the Company's registration statement on Form SB-2.

    (b) Reports on 8-K filed in the fiscal year ended December 31, 1996.

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 1997           PURO WATER GROUP, INC.

                                By:  /s/ JACK C. WEST
                                     -----------------------------------------
                                     Jack C. West
                                     President

                                PURO WATER GROUP, INC.

                                By:  /s/ SCOTT LEVY
                                     -----------------------------------------
                                     Scott Levy
                                     Chief Executive Officer

    KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack C. West and Scott Levy, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                                TITLE                         DATE
------------------------------------------------------  ---------------------------------------  ----------------

                   /s/ JACK C. WEST
     -------------------------------------------        President and Director (principal         April 15, 1997
                     Jack C. West                         executive officer)

                    /s/ SCOTT LEVY
     -------------------------------------------        Chief Executive Officer and Director      April 15, 1997
                      Scott Levy

                  /s/ JAMES G. BOTTI
     -------------------------------------------        Chief Financial Officer (principal        April 15, 1997
                    James G. Botti                        financial and accounting officer)

                  /s/ PETER T. DIXON
     -------------------------------------------        Director                                  April 15, 1997
                    Peter T. Dixon

                 /s/ WILMER J. THOMAS
     -------------------------------------------        Director                                  April 15, 1997
                   Wilmer J. Thomas

                  /s/ STEPHEN EDBERG
     -------------------------------------------        Director                                  April 15, 1997
                    Stephen Edberg

               /s/ LEONARD D. ROSINSKI
     -------------------------------------------        Director                                  April 15, 1997
                 Leonard D. Rosinski

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Puro Water Group, Inc.:

    We have audited the accompanying balance sheet of Puro Water Group, Inc. (a Delaware corporation) as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puro Water Group, Inc. as of December 31, 1996, and the results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

New York, New York
April 11, 1997

                             PURO WATER GROUP, INC.

                                 BALANCE SHEET

                            AS OF DECEMBER 31, 1996

                                          ASSETS
CURRENT ASSETS:
  Cash.........................................................................  $  216,960
  Accounts receivable, less allowance for doubtful accounts of $201,205........   2,527,915
  Inventory....................................................................     550,243
  Prepaid expenses.............................................................     211,282
                                                                                 ----------
        Total current assets...................................................   3,506,400
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $940,969
  (Note 4).....................................................................   5,781,005
INTANGIBLE ASSETS, net of accumulated amortization of $712,734 (Note 5)........   7,638,884
DEFERRED REGISTRATION COSTS....................................................     729,934
OTHER ASSETS...................................................................     136,491
                                                                                 ----------
          TOTAL ASSETS.........................................................  $17,792,714
                                                                                 ----------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.............................................................  $  619,985
  Accrued expenses and other current liabilities...............................     223,290
  Accrued registration costs...................................................     454,647
  Income taxes payable.........................................................     179,422
  Deferred income..............................................................     236,184
  Short-term borrowings (Note 6)...............................................   2,100,000
  Current portion of long-term debt (Note 7)...................................   2,040,361
  Current portion of capital lease obligations (Note 10).......................     201,649
                                                                                 ----------
        Total current liabilities..............................................   6,055,538
LONG-TERM LIABILITIES:
  Long-term debt (Note 7)......................................................   5,903,120
  Capital lease obligations (Note 10)..........................................     217,081
  Deferred tax liability.......................................................     765,000
  Other liabilities............................................................     208,970
                                                                                 ----------
        Total long-term liabilities............................................   7,094,171
COMMITMENTS (Note 13)
STOCKHOLDERS' EQUITY:
  Common stock, $.0063 par value; 10,000,000 shares authorized; 2,126,789
    shares issued and outstanding..............................................      13,399
  Additional paid-in capital...................................................   3,342,715
  Retained earnings............................................................   1,286,891
                                                                                 ----------
        Total stockholders' equity.............................................   4,643,005
                                                                                 ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................  $17,792,714
                                                                                 ----------
                                                                                 ----------

       The accompanying notes are an integral part of this balance sheet.

                             PURO WATER GROUP, INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                           1996           1995
                                                                                       -------------  ------------
REVENUE:
  Bottled water sales and other revenue..............................................  $   8,441,326  $  4,175,395
  Rental revenue.....................................................................      2,186,264     1,325,769
                                                                                       -------------  ------------
                                                                                          10,627,590     5,501,164
COST OF GOODS SOLD:
  Cost of goods sold (excluding depreciation)........................................      3,506,321     1,615,228
  Depreciation.......................................................................        530,814       237,518
                                                                                       -------------  ------------
GROSS PROFIT.........................................................................      6,590,455     3,648,418
OPERATING EXPENSES:
  Operating expenses (excluding depreciation and amortization).......................      1,898,610     1,305,786
  General and administrative expenses................................................      2,172,039     1,309,478
  Depreciation and amortization......................................................        461,118       213,855
                                                                                       -------------  ------------
      Total operating expenses.......................................................      4,531,767     2,829,119
                                                                                       -------------  ------------
INCOME FROM OPERATIONS...............................................................      2,058,688       819,299
OTHER INCOME/(EXPENSE):
  Other income/(expense).............................................................         28,299       118,577
  Interest expense...................................................................       (763,604)     (302,973)
  Plant relocation charges...........................................................       (250,000)      --
                                                                                       -------------  ------------
                                                                                            (985,305)     (184,396)
                                                                                       -------------  ------------
INCOME BEFORE PROVISION FOR INCOME TAXES.............................................      1,073,383       634,903
PROVISION FOR INCOME TAXES...........................................................        446,220       231,000
                                                                                       -------------  ------------
NET INCOME...........................................................................  $     627,163  $    403,903
                                                                                       -------------  ------------
                                                                                       -------------  ------------
PER SHARE INFORMATION:
  Earnings per share (Note 2)........................................................  $        0.28  $       0.21
                                                                                       -------------  ------------
                                                                                       -------------  ------------
  Weighted average common shares outstanding (Note 2)................................      2,237,679     1,927,662
                                                                                       -------------  ------------
                                                                                       -------------  ------------

        The accompanying notes are an integral part of these statements.

                             PURO WATER GROUP, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                    COMMON STOCK
                                               -----------------------
                                                                          ADDITIONAL
                                               NUMBER OF                   PAID-IN        RETAINED
                                                 SHARES     PAR VALUE      CAPITAL        EARNINGS       TOTAL
                                               ----------  -----------  --------------  ------------  ------------
BALANCE, December 31, 1994...................   1,577,089   $   9,936    $    845,178   $    255,825  $  1,110,939
  Issuance of common stock...................     394,272       2,484       1,997,516        --          2,000,000
  Net income.................................      --          --             --             403,903       403,903
                                               ----------  -----------  --------------  ------------  ------------
BALANCE, December 31, 1995...................   1,971,361      12,420       2,842,694        659,728     3,514,842
  Issuance of common stock (Note 9)..........      98,568         621         499,379        --            500,000
  Exercise of stock warrants (Note 9)........      56,860         358             642        --              1,000
  Net income.................................      --          --             --             627,163       627,163
                                               ----------  -----------  --------------  ------------  ------------
BALANCE, December 31, 1996...................   2,126,789   $  13,399    $  3,342,715   $  1,286,891  $  4,643,005
                                               ----------  -----------  --------------  ------------  ------------
                                               ----------  -----------  --------------  ------------  ------------

        The accompanying notes are an integral part of these statements.

                             PURO WATER GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                          1996           1995
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................  $     627,163  $     403,903
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................        991,932        451,373
  Deferred income taxes.............................................................        393,000        187,000
  Provision for allowance for doubtful accounts.....................................          5,300        (11,026)
  Changes In Assets And Liabilities--
    Increase in accounts receivable.................................................     (1,384,028)      (535,069)
    Increase in inventory...........................................................       (201,283)       (91,960)
    Increase in prepaid expenses and other assets...................................       (205,394)       (36,516)
    Increase (decrease) in accounts payable, accrued expenses and other
      liabilities...................................................................        337,199         (1,363)
    Increase in deferred income.....................................................        119,718         26,386
                                                                                      -------------  -------------
        Net cash provided by operating activities...................................        683,607        392,728
                                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.........................................     (2,802,887)    (1,143,105)
  Net assets acquired (Note 3)......................................................     (5,458,663)    (1,683,135)
                                                                                      -------------  -------------
        Net cash used in investing activities.......................................     (8,261,550)    (2,826,240)
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from /(repayment of) short-term borrowings, net..........................      2,050,000       (100,000)
  Repayment of capital lease obligations............................................       (192,758)      (149,623)
  Repayment long-term debt..........................................................       (727,384)      (373,517)
  Proceeds from long-term debt......................................................      5,750,000      1,686,386
  Proceeds from exercise of stock warrants..........................................          1,000       --
  Proceeds from sale of common stock................................................        500,000      2,000,000
  Increase in deferred offering costs...............................................       (275,287)      --
                                                                                      -------------  -------------
        Net cash provided by financing activities...................................      7,105,571      3,063,246
                                                                                      -------------  -------------
NET (DECREASE) INCREASE IN CASH.....................................................       (472,372)       629,734
CASH, beginning of period...........................................................        689,332         59,598
                                                                                      -------------  -------------
CASH, end of period.................................................................  $     216,960  $     689,332
                                                                                      -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest........................................................................  $     719,410  $     302,973
                                                                                      -------------  -------------
    Income taxes....................................................................  $      56,520  $     121,039
                                                                                      -------------  -------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations incurred................................................  $     127,803  $     113,041
                                                                                      -------------  -------------
  Deferred offering costs not yet paid..............................................  $     454,647  $    --
                                                                                      -------------  -------------

        The accompanying notes are an integral part of these statements.

                             PURO WATER GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                            AS OF DECEMBER 31, 1996

1. ORGANIZATION AND BUSINESS:

    Puro Water Group, Inc. (the "Company"), a Delaware corporation, is a bottler and distributor of spring and purified drinking water, serving commercial and residential users in the metropolitan New York area. The Company markets its drinking water under the brand names Puro, American Eagle Spring Water, Nature's Best Spring Water and Lectro-Still. The Company also rents and services water coolers, filtration systems, and plumbed-in fountains located in businesses, factories and homes in the metropolitan New York area.

    On February 1, 1994, the Company, a holding company, completed the acquisition of all of the outstanding common stock of Puro Corporation of America, a New York Corporation ("Puro NY"), and LSL Hydro Systems, Inc. ("Hydro"). Immediately, prior to the acquisition, Puro NY and Hydro purchased stock owned by certain stockholders which represented ownership of 50% of each of the companies for cash of $1,000,000 and the issuance of $100,000 in notes payable. The transaction was accounted for under the purchase method with the purchase price deemed to be $1,500,000 based on the ultimate ownership and management's estimate of fair value at the time of the acquisition. Because Hydro and Puro NY had a common control group, that portion of the assets of the Company attributable to the control group (approximately 26%), were accounted for as having been acquired at a carryover historical basis of $31,000. The purchase price has been allocated to the fair market value of the assets acquired and liabilities assumed which resulted in goodwill of approximately $1,200,000. This amount is being amortized over fifteen years.

2. SIGNIFICANT ACCOUNTING POLICIES:

    MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    INVENTORY

    Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is comprised of water coolers and parts, office refreshment supplies and water.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at historical cost. The Company's building is depreciated utilizing the straight-line method over 40 years and equipment is depreciated utilizing the straight-line method over the estimated useful lives of 8 to 25 years. Equipment held under capital leases is amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases".

                             PURO WATER GROUP, INC.

                            AS OF DECEMBER 31, 1996

    INTANGIBLE ASSETS

    Intangible assets are recorded based on the value of certain assets obtained in the acquisition of other companies and are amortized on the straight-line method over the following periods:

                                                                       15-30
Goodwill........................................................       years
Customer lists..................................................     6 years
Covenants-not-to-compete........................................   3-7 years

    Subsequent to its acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the intangible assets may warrant revision or that the remaining balance may not be recoverable. The Company has completed its first year of operations with Electrified Companies, Inc. and Mountain Spring Water Co., Inc. and White Mountain Company, Inc. (Note 3). Based on customer activity, including retention rate, management believes that the useful life on the goodwill related to these acquisitions should be 30 years. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the intangible assets in measuring whether it is recoverable.

    REVENUE RECOGNITION

    Revenue on sales of bottled water and coolers is recognized upon delivery. Leases of water coolers and filters are accounted for under the operating method and, accordingly, rental income is reported over the terms of the leases.

    INCOME TAXES

    The Company accounts for its income taxes under SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the estimated future tax effects of events that have been recognized in the financial statements or income tax returns. Under this method, deferred tax liabilities and assets are determined based on differences between the financial accounting and income tax bases of assets and liabilities, and the use of carryforwards, if any, using enacted tax rates in effect for the years in which the differences and carryforwards are expected to reverse and be utilized.

    EARNINGS PER SHARE

    Earnings per share ("EPS") was computed by dividing net income by the weighted average number of common share equivalents outstanding during the respective periods, which includes for all periods, (i) the retroactive effect of the April 1996 stock split (Note 9) and the reverse stock split, which occurred upon the consummation of the Company's initial public offering (Note
14), (ii) the sale of 98,568 shares of common stock in May 1996 (Note 9), (iii) the impact of options held by two stockholders, to purchase 123,210 shares of Common Stock at $5.40 per share (Note 12) and (iv) the impact of the exercise of 56,860 warrants (Note 9).

    NEW ACCOUNTING PRONOUNCEMENTS

    During March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets", which is effective for fiscal years beginning after

                             PURO WATER GROUP, INC.

                            AS OF DECEMBER 31, 1996

December 15, 1995. The adoption of this standard did not have an effect on the Company's financial position or results of operations.

    During October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income and net income per common share in the notes to financial statements. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost.

    Subsequent to December 31, 1996, the FASB issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting EPS, replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently-required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. If this statement had been adopted, the Company's basic earnings per share, as defined in the statement, would have been $0.30 and $0.23, respectively, for the years ended December 31, 1996 and 1995.

3. ACQUISITIONS:

    During 1995, the Company acquired certain assets and assumed certain liabilities of several companies operating in the bottled water industry. The acquisitions were paid for with cash and the issuance of notes (Note 7). All acquisitions have been accounted for under the purchase method and therefore operations of the companies acquired have been included in the statement of operations from their respective dates of acquisition. Although the individual acquisitions were not material to the Company's financial position or results of operations, the total purchase price for all of the Company's 1995 acquisitions was approximately $2,200,000. Pro forma results of operations have not been provided as the information was neither readily available nor material to the Company's overall results of operations. Additionally, the Company incurred certain non-recurring expenses resulting from the integration of these acquisitions into the Company's operations which have been reflected in the Company's statement of operations for the year ended December 31, 1995.

    On January 31, 1996, the Company acquired the net assets of Electrified Companies, Inc., a company operating in the bottled water industry. The purchase agreement called for total payments to be made to the seller in the aggregate amount of $5,000,000, payments totaling $437,801 to satisfy two bank loans of the seller and certain consideration for other outstanding liabilities. The $5,000,000 was paid through a cash payment of $1,000,000 at the closing and the issuance of three note payables for $2,900,000, $600,000 and $500,000, respectively, bearing interest at the prime rate (8.25% at December 31, 1996). Interest payments, only, are due through February 1997, and then equal monthly principal installments will be

                             PURO WATER GROUP, INC.

                            AS OF DECEMBER 31, 1996

made from March 1997 through February 2000. Subsequent to December 31, 1996, and in connection with the initial public offering of the Company's common stock (Note 14), the Company paid the $2,900,000 note payable.

    Summarized below is the unaudited pro forma results of operations of the Company for the year ended December 31, 1995 as though this acquisition had occurred on January 1, 1995. Adjustments have been made for pro forma income taxes, amortization of intangible assets related to this acquisition and interest expense as a result of this acquisition. Pro Forma results of operations of the Company, for the year ended December 31, 1996, are not provided as the information was not material to the Company's overall results of operations.

                                                                            FOR THE YEAR ENDED
                                                                            DECEMBER 31, 1995
                                                                            ------------------
                                                                               (UNAUDITED)
Pro Forma:
  Revenues................................................................    $   10,659,418
  Net income..............................................................            91,000
  Earnings per share......................................................             $0.05

    These pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisition been made at the beginning of 1995, or of results which may occur in the future.

    On June 27, 1996, the Company entered into an agreement to acquire certain assets of Mountainwood Spring Water Co., Inc., and White Mountain Company, Inc., (collectively "Mountainwood") both operating in the bottled water industry. Under the terms of the agreement, the acquisition was effective as of July 1, 1996. The purchase agreement called for total payments to be made to the seller in the aggregate amount of $1,250,000 which was comprised of a cash payment of $500,000 at the closing, and two separate notes payable for $500,000 and $250,000 bearing interest at 8%. The $500,000 note will have interest payments through July 1, 1999, at which time a $125,000 principal payment will be made. Thereafter, and through July 1, 2003, monthly principal payments of $10,000 will be paid. The principal and interest on the $250,000 note shall be paid through monthly payments of interest only through June 30, 1999, at which time the entire unpaid principal and interest is due (Note 7). The $500,000 cash payment was borrowed from a bank, and secured by the Company's majority shareholder, and is included in long-term debt (Note 7) on the accompanying balance sheet as of December 31, 1996.

                             PURO WATER GROUP, INC.

                            AS OF DECEMBER 31, 1996

4. PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are comprised of the following as of December 31, 1996:

Land and building...............................................  $ 946,088
Building improvements...........................................    192,818
Rental equipment................................................  2,324,508
Vehicles held under capital leases..............................    805,917
Vehicles........................................................    396,826
Bottles and crates..............................................    483,634
Machinery and equipment.........................................  1,378,176
Furniture and fixtures..........................................    194,007
                                                                  ---------
                                                                  6,721,974
Less: Accumulated depreciation..................................    940,969
                                                                  ---------
    Property, plant and equipment, net..........................  $5,781,005
                                                                  ---------
                                                                  ---------

    Depreciation aggregated $555,925 and $262,074, respectively, for the years ended December 31, 1996 and 1995.

5. INTANGIBLE ASSETS:

    Intangible assets are comprised of the following as of December 31, 1996:

Goodwill........................................................  $7,749,071
Covenants-not-to-compete........................................    338,333
Customer lists..................................................    264,214
                                                                  ---------
                                                                  8,351,618
Less: Accumulated amortization..................................    712,734
                                                                  ---------
    Intangible assets, net......................................  $7,638,884
                                                                  ---------
                                                                  ---------

    Amortization expense on intangible assets aggregated $427,115 and $189,299, respectively, for the years ended December 31, 1996 and 1995.

6. SHORT-TERM BORROWINGS:

    The Company has a line of credit available with a bank for $3,000,000 as of December 31, 1996. No amounts were available under the $3,000,000 line of credit, as the Company converted the outstanding amounts into a $1,550,000 short-term note, described below, and a $1,450,000 note payable which is included in long-term debt in the accompanying balance sheet (Note 7).

                             PURO WATER GROUP, INC.

                            AS OF DECEMBER 31, 1996

    The outstanding amounts on short-term borrowings as of December 31, 1996 are as follows:

Note payable with bank, bearing interest at prime plus .25%, due in full on May 31, 1997, secured by a letter of credit of $1,500,000 issued by the bank, which is guaranteed by the Company's principal
  stockholder...........................................................  $1,550,000
Promissory note payable to bank, bearing interest at prime plus .50%, due in full in June 1997, secured by a letter of credit which is
  guaranteed by the Company's principal stockholder.....................    500,000
Demand note with stockholder with interest at prime plus .75%...........     50,000
                                                                          ---------
    Total short-term debt...............................................  $2,100,000
                                                                          ---------
                                                                          ---------

    The prime rate was 8.25% as of December 31, 1996.

                             PURO WATER GROUP, INC.

                            AS OF DECEMBER 31, 1996

7. LONG-TERM DEBT:

    Long-term debt consists of the following as of December 31, 1996:

BANK FINANCING
Mortgage payable, due in monthly installments of $9,941
  including interest at 10.75%, balloon payment of $886,873 due
  June 1, 1998, secured by the land and building, with a net book value of $897,613........................................  $ 921,611
Promissory note payable to bank, bearing interest at prime plus
  .50%, due in monthly installments through September 2001,
  secured by certain fixed assets of the Company................  1,446,429
ACQUISITION FINANCING (NOTE 3)
Note payable to bank of $500,000, related to Mountainwood
  acquisition, bearing interest at 8%, monthly interest payments only through July 1, 1999, principal payment of $125,000 on
  July 1, 1999 and then equal monthly installments through July
  1, 2003.......................................................    500,000
Note payable to seller of $250,000, related to Mountainwood
  acquisition, bearing interest at 8%, monthly interest payments only through June 30, 1999 and then balloon payment of full
  principal due on June 30, 1999................................    250,000
Notes payable to seller of $2,900,000 and $600,000, related to
  Electrified Companies, Inc. bearing interest at prime rate, interest payments only due through February 1997, and then equal monthly installments from March 1997 through February
  2000..........................................................  3,500,000
Notes payable associated with 1996 and 1995 acquisition
  financing, bearing interest at rates ranging from 8-9%
  (certain non-interest bearing notes include interest at rates reflecting the Company's incremental borrowing rate), due in monthly installments through January 2001.....................  1,036,786
STOCKHOLDER NOTES PAYABLE
Loan from stockholder, bearing interest at prime plus .75%, due in equal monthly installments commencing April 1997 through
  January 2001..................................................    250,000
Other notes payable.............................................     38,655
                                                                  ---------
    Total.......................................................  7,943,481
Less: current portion...........................................  2,040,361
                                                                  ---------
Long-term debt..................................................  $5,903,120
                                                                  ---------
                                                                  ---------

                             PURO WATER GROUP, INC.

                            AS OF DECEMBER 31, 1996

    Maturities of long-term debt over the next five years are as follows:

Year Ended December 31,
  1997..........................................................  $2,040,361
  1998..........................................................  2,924,691
  1999..........................................................  1,886,680
  2000..........................................................    587,487
  2001 and thereafter...........................................  1,004,262
                                                                  ---------
                                                                  $8,443,481
                                                                  ---------
                                                                  ---------

8. INCOME TAXES:

    Components of the income tax provision for the year ended December 31, 1996 and 1995 are as follows:

                                                                                CURRENT     DEFERRED     TOTAL
                                                                               ----------  ----------  ----------
  1996:
      Federal................................................................  $  106,220  $  207,000  $  313,220
      State and local........................................................      45,000      88,000     133,000
                                                                               ----------  ----------  ----------
                                                                               $  151,220  $  295,000  $  446,220
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  1995:
      Federal................................................................  $   20,000  $  152,000  $  172,000
      State and local........................................................      24,000      35,000      59,000
                                                                               ----------  ----------  ----------
                                                                               $   44,000  $  187,000  $  231,000
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The actual tax expense differed from the "expected" amounts by applying the U.S. Federal income tax rate of 34% as follows:

                                                                                     1996         1995
                                                                                     -----        -----
Federal income tax at statutory rate............................................          34%          34%
Non-deductible goodwill amortization............................................           2%      --
Purchase accounting reversal....................................................      --               (3%)
State income taxes net of federal income tax benefit............................           9%           6%
Other...........................................................................          (3%)         (1%)
                                                                                          --           --
      Actual income tax provision...............................................          42%          36%
                                                                                          --           --
                                                                                          --           --

    The net deferred tax liability at December 31, 1996 and 1995 primarily consists of the differences between depreciation recorded for tax and book purposes and the allowance for doubtful accounts.

9. STOCKHOLDERS' EQUITY:

    In October 1995, the Company entered into a Stock Purchase Agreement with certain stockholders of the Company to purchase 394,272 shares of the Company's stock for an aggregate purchase price of $2,000,000.

                             PURO WATER GROUP, INC.

                            AS OF DECEMBER 31, 1996

    STOCK SPLIT

    In April 1996, the Company approved an increase in the amount of authorized common stock from 2,000,000 to 10,000,000 shares and a change in the common stock par value from $.01 to $.003125. Immediately thereafter, the Company authorized a 3.2 for 1 stock split on all common stock outstanding. All information in the accompanying financial statements has been retroactively restated to give effect to the stock split.

    SALE OF COMMON STOCK

    On May 1, 1996, a third party investor purchased 98,568 shares of common stock for an aggregate purchase price of $500,000. In November 1996, the investor was also granted options to purchase 49,284 shares of the Company's common stock at $5.40 per share. These options are still outstanding.

    EXERCISE OF STOCK WARRANTS

    In October 1996, certain entities, under the control of the Company's principal stockholder, exercised stock warrants for an aggregate 2.5% of the outstanding common stock and stock options of the Company, immediately after said exercise, for a total of $1,000. Said warrants were issued on January 28, 1994, in connection with the initial capitalization of the Company and the investment in the Company by the holder. The fair market value of the stock underlying the warrants was $31,000 at the time of issuance. The warrants were not subject to any restrictions. Pursuant to the exercise of the aforementioned warrants, the stockholders received a total of 56,860 shares of common stock.

10. CAPITAL LEASE OBLIGATIONS:

    The Company is the lessee of certain fixed assets under capital leases expiring through 2000. The assets and liabilities under capital leases are recorded at the lower of the present value of minimum lease payments or the fair market value of the asset. The assets are depreciated over their estimated useful lives. Interest rates on capital leases vary from 3.5% to 7.00%.

    Future minimum payments under these lease agreements are as follows:

Year Ended December 31,
  1997............................................................  $ 220,318
  1998............................................................    176,192
  1999............................................................     42,823
  2000............................................................      7,671
                                                                    ---------
      Total minimum lease payments................................    447,004
  Less: Amount representing interest..............................     28,274
                                                                    ---------
  Present value of net minimum lease payments.....................  $ 418,730
                                                                    ---------
                                                                    ---------

11. BENEFIT PLANS:

    The Company's noncontributory pension plan provides benefits upon the death or retirement of eligible employees. The Company's policy is to fund the annual amount deductible for Federal income tax purposes. During 1995, the Company elected to freeze the plan and accordingly, no further voluntary contributions will be made on behalf of the Company, however, the Company is required to make certain

                             PURO WATER GROUP, INC.

                            AS OF DECEMBER 31, 1996

payments in order to fund the plan. Such payments totalled approximately $10,000 and $12,000, respectively, for the years ended December 31, 1996 and 1995.

    The Company maintains a defined contribution savings plan for eligible employees pursuant to Section 401(k) of the Internal Revenue Code ("IRC"). Pursuant to the plan, employees can contribute a maximum established by the IRC. Although the Company is not obligated to contribute to the plan, the Company contributed approximately $10,000 and $2,500 for the years ended December 31, 1996 and 1995, respectively.

12. STOCK-BASED COMPENSATION:

    During 1996, the Company adopted the 1996 Stock Option Plan (the "Stock Option Plan") for the purpose of granting incentive stock options to employees of the Company. The Company reserved 400,000 shares of common stock for issuance under the Stock Option Plan.

    In November 1996, the Company granted options to purchase 49,284 shares of common stock and 24,642 shares of common stock, respectively, to a principal stockholder of the Company, who is also a member of the Board of Directors, and certain entities controlled by him. These options may be exercised 120 days after the closing of the Company's intitial public offering over fifty-four and fifty-seven month periods and are exercisable at $5.40 per share. Additionally, in November 1996, the Company granted options to purchase 49,284 shares of the Company's common stock at $5.40 per share to another stockholder, who is also a member of the Board of Directors. These options may be exercised 120 days after the closing of the Company's intitial public offering over fifty-four month period. All of these options are still outstanding. No stock options were granted during 1995.

    The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized.

    Had compensation cost for this plan been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been changed to the following pro forma amounts:

                                                                                                           1996
                                                                                                        ----------
Net income:             As Reported...................................................................  $  627,163
                        Pro Forma.....................................................................     444,884
Earnings per share:     As Reported...................................................................  $     0.28
                        Pro Forma.....................................................................        0.20

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                             PURO WATER GROUP, INC.

                            AS OF DECEMBER 31, 1996

    A summary of the status of the Stock Option Plan at December 31, 1996, and changes during the year then ended, is presented in the table and narrative below:

                                                                         1996
                                                      ------------------------------------------
                                                                        WEIGHTED AVERAGE
                                                       SHARES            EXERCISE PRICE
                                                      ---------  -------------------------------
Outstanding at beginning of year....................     --                       n/a
Granted.............................................    123,210             $    5.40
Exercised...........................................     --                    --
Forfeited...........................................     --                    --
                                                      ---------
Outstanding at end of year..........................    123,210                  5.40
                                                      ---------
Exercisable at end of year..........................     --                       n/a
                                                      ---------
Weighted average fair value of options granted......  $    1.48                   n/a
                                                      ---------
                                                      ---------

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996: risk-free interest rates of 5.61%; expected dividend yields of 0%; expected lives of 1 year; expected stock price volatility of 64%.

13. COMMITMENTS:

    LEASES

    As of December 31, 1996, the Company had leased certain office and warehouse space. Leases for this space expire through March 2001, and call for annual rent with immaterial escalations through the end of the leases. The Company has also entered into several operating leases for office equipment.

    Future minimum payments for operating leases at December 31, 1996 are as follows:

Year ended December 31,
  1997............................................................  $ 282,407
  1998............................................................    261,764
  1999............................................................    253,843
  2000............................................................    259,310
  2001 and thereafter.............................................    765,669

    Rental expense for the years ended December 31, 1996 and 1995 was $295,659 and $139,660, respectively.

    EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with its President and Chief Executive Officer. The President's agreement provides for an annual base salary of $100,000 for a term of five years. The agreement may be extended at the sole discretion of the Board of Directors upon the same terms and conditions. In the event that the Board of Directors does not extend the term of the agreement and a mutually acceptable alternative agreement cannot be negotiated with the Board of Directors upon the expiration of this agreement, the President will be entitled to a severance payment equal to two times his annual base salary. The Chief Executive Officer's agreement will provide for an annual base salary of

                             PURO WATER GROUP, INC.

                            AS OF DECEMBER 31, 1996

$187,000 for a term of five years. The agreement may be extended at the sole discretion of the Board of Directors upon the same terms and conditions. In the event that the Board of Directors does not extend the term of the agreement and a mutually acceptable alternative agreement cannot be negotiated with the Board of Directors upon the expiration of this agreement, the Chief Executive Officer will be entitled to a severance payment equal to three times his annual base salary.

14. SUBSEQUENT EVENTS:

    INITIAL PUBLIC OFFERING

    On February 7, 1997, the Company completed an initial public offering of its common stock. The offering resulted in the sale of 1,350,000 shares of common stock at $6.00 per share, less underwriters discounts and commissions, for total net proceeds of approximately $6,108,000. The Company used a portion of the proceeds of the offering to repay approximately $5,300,000 of the acquisition and bank financing, described in Note 7, outstanding at December 31, 1996. The supplementary earnings per share for the year ended December 31, 1996, which follows, gives supplemental effect to the issuance of 749,226 shares of common stock for the entire period during which the acquisition and bank financing was outstanding, which is the number of shares issued in the initial public offering, the proceeds of which were used to repay approximately $5,300,000 of debt outstanding at December 31, 1996, as well as to effect the reduction of related interest expense for the year then ended. These shares are presumed outstanding for supplementary purposes only, and were neither issued nor outstanding for any purpose during the year ended December 31, 1996.

                                                                            FOR THE YEAR ENDED
                                                                            DECEMBER 31, 1996
                                                                            ------------------
Supplementary earnings per share..........................................             $0.29
Supplementary weighted average common shares outstanding..................        2,986,905

    REVERSE STOCK SPLIT AND RECAPITALIZATION

    In connection with the initial public offering described above, the Company effected a recapitalization whereby the presently outstanding common stock was converted to shares of common stock on a .4928 to 1 share basis and the common stock par value was converted from $.003125 to $.0063. All information contained in the accompanying financial statements and footnotes has been retroactively restated to give effect to these transactions.