Form 10QSB
period 1997-03-31
PURO WATER GROUP INC
filed 1997-05-15
CIK 1027033

FORM 10-QSB


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1997

                        Commission file number: 333-16247


                             PURO WATER GROUP, INC.
       (Exact name of small business issuer as specified in its charter)

             Delaware                           1-325396-8
-------------------------------              ------------------
(State or other Jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


                   56-45 58th Street, Maspeth, New York 11378
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (718) 326-7000
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                          3,476,789 as of May 15, 1997
-------------------------------------------------------------------------------


Transitional Small Business Disclosure Format (Check one):    Yes |_|     No |X|

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             PURO WATER GROUP, INC.

                                 BALANCE SHEET

                              AS OF MARCH 31, 1996

                                  (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                               $   736,890
  Accounts receivable, less allowance for doubtful accounts
    of 201,205                                                         2,911,683
  Inventory                                                              550,243
  Current Tax Asset                                                            0
  Prepaid expenses                                                       312,226
                                                                     -----------
          Total current assets                                         4,511,042

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of 1,103,602                                            5,846,160

INTANGIBLE ASSETS, net of accumulated amortization of 826,043          7,670,463
OTHER ASSETS                                                             121,396
                                                                     -----------
          TOTAL ASSETS                                                18,149,061
                                                                     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $   624,007
  Accrued expenses and other current liabilities                         165,625
  Accrued Registration Costs                                             197,872
  Current Income Taxes Payable                                            32,782
  Deferred income                                                        239,644
  Short-term borrowings                                                   50,000
  Current portion of long-term debt                                    1,093,746
  Current portion of capital lease obligations                           210,410
                                                                     -----------
           Total current liabilities                                   2,614,086

LONG-TERM LIABILITIES:
  Long-term debt                                                       3,654,245
  Capital lease obligations                                              155,718
  Deferred tax liability                                                 765,000
  Other liabilities                                                      111,273
                                                                     -----------
          Total long-term liabilities                                  4,686,236

STOCKHOLDERS' EQUITY:
  Common stock, $.0063 par value; 10,000,000 shares authorized;
    3,476,789 shares issued and outstanding                               21,904
  Additional paid-in capital                                           9,427,880
  Retained earnings                                                    1,398,955
                                                                     -----------
          Total stockholders' equity                                  10,848,739
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                18,149,061
                                                                     ===========

                             PURO WATER GROUP, INC.

                             STATEMENT OF OPERATIONS

            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996 AND 1997

                                  (UNAUDITED)

                                                  March 31, 1997  March 31, 1996
                                                  --------------  --------------

REVENUE:
  Bottled water sales and other revenues              $2,299,250     $1,813,475
  Rental revenue                                         524,249        484,818
                                                      ----------     ----------
                                                       2,823,498      2,298,293
COST OF GOODS SOLD:
  Cost of goods sold (excluding depreciation)            992,863        646,789
  Depreciation                                           148,080        109,354
                                                      ----------     ----------
GROSS PROFIT                                           1,682,555      1,542,150

OPERATING EXPENSES:
  Operating expense (excluding depreciation
    and amortization)                                    673,361        567,834
  General and administrative expenses                    541,227        717,582
  Depreciation and amortization                          130,774         97,545
                                                      ----------     ----------
          Total operating expenses                     1,345,362      1,382,961
                                                      ----------     ----------
INCOME FROM OPERATIONS                                   337,193        159,189

OTHER INCOME/(EXPENSE):
  Other Income (Expense)                                   9,997         (7,590)
  Interest expense                                      (147,626)      (139,708)
                                                      ----------     ----------
                                                        (137,629)      (147,298)
                                                      ----------     ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                 199,564         11,891

PROVISION FOR INCOME TAXES                                87,500          4,281
                                                      ----------     ----------
NET INCOME                                            $  112,064     $    7,610
                                                      ----------     ----------
PER SHARE INFORMATION:
  Earnings per share                                  $     0.04     $     0.00
                                                      ==========     ==========
  Weighted average common shares outstanding           3,032,679      2,237,679
                                                      ==========     ==========

                             PURO WATER GROUP, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                FOR THE THREE MONTH- PERIOD ENDED MARCH 31, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996

                                          Common Stock
                                       --------------------
                                  Number of                Additional      Retained
                                    Shares    Par Value  Paid-in Capital   Earnings      Total
                                    ------    ---------  ---------------   --------      -----

BALANCE, December 31, 1995        1,971,361     12,420     2,842,694        659,728      3,514,842

Issuance of Common Stock             98,568        621       499,379           --          500,000

Exercise of Stock Warrants           56,860        358           642           --            1,000

  Net income                           --         --            --          627,163        627,103
                                  ---------     ------     ---------     ----------     ----------
BALANCE, December 31, 1996        2,126,789     13,399     3,342,715      1,286,891      4,643,005
                                  =========     ======     =========     ==========     ==========

Issuance of Common Stock          1,350,000      8,505     6,085,165           --        6,093,670

Net Income                             --         --            --          112,064        112,064
                                  ---------     ------     ---------     ----------     ----------

BALANCE, March 31, 1997
  (unaudited)                     3,476,789     21,904     9,427,880      1,398,955     10,848,739
                                  =========     ======     =========     ==========     ==========


                             PURO WATER GROUP, INC.
                             STATEMENT OF CASH FLOWS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)

                                                         3/31/97       3/31/96
                                                         -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $   112,064   $     7,610
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                           278,854       206,899
  Provision for allowance for doubtful accounts               -0-       (26,422)
  Changes In Assets And Liabilities-
    Increase in accounts receivable                      (383,768)     (420,645)
    Increase in inventory                                     -0-       (93,632)
    Increase in prepaid expenses and other assets        (108,198)     (267,599)
    Increase (Decrease) in accounts payable, accrued
      expenses and other liabilities                     (297,980)      476,221
    Increase in deferred income                             3,460       118,573
                                                      -----------   -----------
            Net cash (used) provided by operating
              activities                                 (395,568)        1,005
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment              (227,788)   (1,593,854)
  Net assets acquired                                         -0-    (4,200,627)
                                                      -----------   -----------
            Net cash used in investing activities        (227,788)   (5,794,481)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                         -0-     2,000,000
  Repayment of capital lease obligations                  (52,602)      (51,771)
  Repayment of short-term debt                         (2,050,000)          -0-
  Repayment long-term debt                             (3,318,025)   (2,153,866)
  Proceeds from issuance of common stock              $ 6,563,913   $   820,000
                                                      -----------   -----------
            Net cash provided by financing
              activities                                1,143,286     5,314,363
                                                      -----------   -----------

NET (DECREASE) IN CASH                                    519,930      (479,113)

CASH, beginning of period                                 216,960       689,332
                                                                    ===========

CASH, end of period                                   $   736,890   $   210,219
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                          $   186,861   $   107,955
                                                      -----------   -----------
    Income taxes                                      $   234,140   $      --
                                                      -----------   -----------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Capital lease obligations incurred                  $       -0-   $    41,250
                                                      -----------   -----------
  Deferred offering costs not yet paid                $   197,872   $       -0-
                                                      -----------   -----------

                             Puro Water Group, Inc.
                       Notes to the Financial Statements

                                  (Unaudited)

1. Reference should be made to the Company's financial statements for the year ended December 31, 1996 for a description of the accounting policies which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 1996 financial statements for additional details of the Company's financial condition, results of operations and cash flows. All adjustments (of a normal and recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS ecxludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. Thhis Statement is not expected to have a material effect on the Company's reported EPS amounts. This Statement is effective for the Company's financial statements for the year ended December 31, 1997.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This section and other parts of this Quarterly Report on Form 10-QSB contain forward-looking statements that involve risks and uncertainties. The issuer's actual results may differ significantly from the results discussed in the forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Report.

       This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A contained in the Puro Water Group's (the "Company") 1996 Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

The Year Ended December 31, 1995, Year Ended December 31, 1996, Quarter Ended March 31, 1996 and Quarter ended March 31, 1997

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

       Revenues for the quarter ended March 31, 1997 increased by 27% to $2.8 million from $2.3 million for the quarter ended March 31, 1996. This increase in revenues reflects an abnormally harsh winter in 1996 compared to 1997, the addition of Mountainwood sales effective July 1, 1996, Electrified's sales effective February 1, 1996, and additional one gallon case goods sales in early 1997. The quarters ending March 31 have historically been periods of seasonally lower sales volume for the Company due to cooler weather and less efficient deliveries.

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

       Cost of goods sold (excluding depreciation) for the quarter ended March 31, 1997 increased by 53.5% to $1.0 million from $0.6 million for the quarter ended March 31, 1996. This increase results principally from the increase in total water revenues. Cost of goods sold (excluding depreciation) as a percentage of revenues for the quarter ended March 31, 1997 increased to 35.2% from 28.1% for the same period in 1996. This reflects an increase in the amount of water sales of one gallon case goods from the Company's American Eagle bottling facility.

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

       Operating expenses (excluding depreciation and amortization) for the quarter ended March 31, 1997 increased by 18.6% to $0.7 million from $0.6 million for the quarter ended March 31, 1996. This increase reflects the increase in total revenues. Operating expenses (excluding depreciation and amortization) decreased as a percentage of revenues to 23.8% for the quarter ended March 31, 1997 from 24.7% for the same period in 1996. This decrease reflects a slightly higher mix of gallon case goods sales for the quarter ended March 31, 1997.

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

       General and administrative expenses for the quarter ended March 31, 1997 decreased by 24.6% to $0.5 million from $0.7 million for the quarter ended March 31, 1996. General and administrative expenses decreased as a percentage of revenues to 19.2% for the quarter ended March 31, 1997 from 31.2% for the same period in 1996. This decrease reflects a portion of the bottling plant relocation charges incurred in 1996 and efficiencies gained from the Electrified and Mountainwood transactions with respect to office and clerical staffing.

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

       Total depreciation and amortization for the quarter ended March 31, 1997 increased by 34.8% to $0.3 million from $0.2 million for the quarter ended March 31, 1996. Total depreciation and amortization rose as a percentage of revenues to 9.9% for the quarter ended March 31, 1997 from 9.0% for the same period in 1996. This increase results primarily from the Electrified acquisition and the opening of a new bottling facility in Commack, Long Island, New York.

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

       Interest expense for the quarter ended March 31, 1997 increased by 5.7% to $0.15 million from $0.14 million for the quarter ended March 31, 1996. This increase reflects interest charges on the Electrified acquisition effective February 1, 1996 and the Mountainwood acquisition effective July 1, 1996. Interest expense decreased as a percentage of revenues to 5.2% for the quarter ended March 31, 1997 from 6.1% for the same period in 1996. This reflects the use of proceeds from the Company's Initial Public Offering available in late February 1997 to reduce $5.2 million of indebtedness incurred in connection with the Company's acquisitions.

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

      In February 1997, the Company completed an initial public offering of 1,350,000 shares of common stock raising net proceeds of $6.1 million. The Company used substantially all of the proceeds to retire $5.4 million of debt related primarily to the acquisitions referred to below. As a result of the offering, the Company is now able to borrow an additional $1.5 million under its bank agreement.

      During the quarter ended March 31, 1997, net cash used by operating activities was $0.4 million. Additionally the Company used $0.2 million of cash to purchase capital equipment.

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

                           PART II - OTHER INFORMATION

                            ITEM 5. OTHER INFORMATION

      The Company's Common Stock began trading upon the effectiveness of the Company's Registration Statement on Form SB-2 on February 7, 1997. The Company's Common Stock is traded on the American Stock Exchange under the Symbol HHO.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits:

             27 - Financial Data Schedule

       (b)   Reports on Form 8-K

                 No reports on Form 8-K were filed during this quarter.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Signature                          Title                           Date
-------------------            -------------------------          ------------

/s/ Jack C. West               President and Director             May 15, 1997
-------------------
Jack C. West

/s/ Scott Levy                 Chief Executive Officer and        May 15, 1997
-------------------            Director
Scott Levy

/s/ James G. Botti             Chief Financial Officer            May 15, 1997
-------------------
James G. Botti