Form 10QSB
period 1997-06-30
PURO WATER GROUP INC
filed 1997-08-14
CIK 1027033

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1997

                        Commission file number: 333-16247

                             PURO WATER GROUP, INC.
      ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                                 1-325396-8
    -------------------------------                --------------------
    (State or other Jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                   56-24 58th Street, Maspeth, New York 11378
                   -----------------------------------------
                    (Address of principal executive offices)

                                 (718) 326-7000
                           -------------------------
                          (Issuer's telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes | | No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                         3,476,789 as of August 11, 1997
 ------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             PURO WATER GROUP, INC.

                                 BALANCE SHEET

                        AS OF MARCH 31, AND JUNE 30 1997

                                  (UNAUDITED)

                                     ASSETS

                                                                   March 31,   June 30,
                                                                     1997        1997
                                                                 -----------  -----------
CURRENT ASSETS:
  Cash                                                           $   736,890  $   387,610
  Accounts receivable, less allowance for doubtful accounts
    of 201,205                                                     2,911,683    2,997,416
  Inventory                                                          550,243      571,528
  Current Tax Asset                                                        0            0
  Prepaid expenses                                                   312,226      537,196
                                                                 -----------  -----------
          Total current assets                                     4,511,042    4,493,750

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of 1,103,602                                        5,846,160    5,171,730

INTANGIBLE ASSETS, net of accumulated amortization of 826,043      7,670,463    7,763,035
OTHER ASSETS                                                         121,396      120,229
                                                                 -----------  -----------
          TOTAL ASSETS                                            18,149,061  $17,548,744
                                                                 ===========  ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $   624,007      657,679
  Accrued expenses and other current liabilities                     165,625      198,235
  Accrued Registration Costs                                         197,872            0
  Current Income Taxes Payable                                        32,782      145,535
  Deferred income                                                    239,644      236,184
  Short-term borrowings                                               50,000      365,000
  Current portion of long-term debt                                1,093,746    1,000,972
  Current portion of capital lease obligations                       210,410      209,304
                                                                 -----------  -----------
           Total current liabilities                               2,614,086    2,812,909

LONG-TERM LIABILITIES:
  Long-term debt                                                   3,654,245    2,702,428
  Capital lease obligations                                          155,718      192,520
  Deferred tax liability                                             765,000      765,000
  Other liabilities                                                  111,273       46,693
                                                                 -----------  -----------
          Total long-term liabilities                              4,686,236    3,706,641

STOCKHOLDERS' EQUITY:
  Common stock, $.0063 par value; 10,000,000 shares authorized;
    3,476,789 shares issued and outstanding                           21,904       21,904
  Additional paid-in capital                                       9,427,880    9,420,019
  Retained earnings                                                1,398,955    1,587,271
                                                                 -----------  -----------
          Total stockholders' equity                              10,848,739   11,029,194
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            18,149,061   17,548,744
                                                                 ===========  ===========

                             PURO WATER GROUP, INC.

                             STATEMENT OF OPERATIONS

        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1997

                                   (UNAUDITED)

                                       Three Months    Three Months    Six Months      Six Months
                                      Ended June 30,  Ended June 30,  Ended June 30,  Ended June 30,
                                           1997           1996            1997            1996
                                        ----------     ----------      ----------      ----------
REVENUE:
  Bottled water sales and other
    revenues                             2,553,494      2,197,158       4,852,744       4,010,633
  Rental revenue                           529,667        567,346       1,053,916       1,052,164
                                        ----------     ----------      ----------      ----------
                                         3,083,161      2,764,504       5,906,660       5,062,797
COST OF GOODS SOLD:
  Cost of goods sold (excluding
    depreciation)                        1,089,629        671,170       2,082,492       1,317,959
  Depreciation                             148,080        134,183         296,160         243,537
                                        ----------     ----------      ----------      ----------
GROSS PROFIT                             1,845,452      1,959,151       3,528,008       3,501,301

OPERATING EXPENSES:
  Operating expense (excluding
    depreciation and amortization)         882,221        502,426       1,555,582       1,070,260
  General and administrative
    expenses                               496,184        779,046       1,037,411       1,496,628
  Depreciation and amortization            130,889        104,907         261,663         202,452
                                        ----------     ----------      ----------      ----------
          Total operating expenses       1,509,294      1,386,379       2,854,656       2,769,340
                                        ----------     ----------      ----------      ----------
INCOME FROM OPERATIONS                     336,158        572,772         673,352         731,961

OTHER INCOME/(EXPENSE):
  Other Income (Expense)                    54,192         11,774          64,189           4,184
  Interest expense                         (89,281)      (189,976)       (236,907)       (329,684)
                                        ----------     ----------      ----------      ----------
                                           (35,089)      (178,202)       (172,718)       (325,500)
                                        ----------     ----------      ----------      ----------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                             301,069        394,570         500,634         406,461
PROVISION FOR INCOME TAXES                 112,753        165,719         200,253         170,000
                                        ----------     ----------      ----------      ----------
NET INCOME                                 188,316        228,851         300,381         236,461
                                        ----------     ----------      ----------      ----------
PER SHARE INFORMATION:
  Earnings per share                    $     0.05     $     0.10      $     0.09      $     0.11
                                        ==========     ==========      ==========      ==========
  Weighted average common shares
    outstanding                          3,587,678      2,237,679       3,289,043       2,237,679
                                        ==========     ==========      ==========      ==========

                             PURO WATER GROUP, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

            FOR THE THREE AND SIX MONTH- PERIODS ENDED JUNE 30, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996

                                          Common Stock
                                       --------------------
                                  Number of                Additional      Retained
                                    Shares    Par Value  Paid-in Capital   Earnings      Total
                                    ------    ---------  ---------------   --------      -----

BALANCE, December 31, 1995        1,971,361     12,420     2,842,694        659,728      3,514,842

Issuance of Common Stock             98,568        621       499,379           --          500,000

Exercise of Stock Warrants           56,860        358           642           --            1,000

  Net income                           --         --            --          627,163        627,103
                                  ---------     ------     ---------     ----------     ----------
BALANCE, December 31, 1996        2,126,789     13,399     3,342,715      1,286,891      4,643,005
                                  =========     ======     =========     ==========     ==========

Issuance of Common Stock          1,350,000      8,505     6,085,165           --        6,093,670

Net Income                             --         --            --          112,064        112,064
                                  ---------     ------     ---------     ----------     ----------

BALANCE, March 31, 1997
  (unaudited)                     3,476,789     21,904     9,427,880      1,398,955     10,848,739
                                  ---------     ------     ---------     ----------     ----------

Costs related to
  issuance of
  common stock                         --         --          (7,861)          --           (7,861)

Net Income                             --         --            --          188,316        188,316
                                  ---------     ------     ---------     ----------     ----------

BALANCE, June 30, 1997
  (unaudited)                     3,476,789     21,904     9,420,019     1,587,271      11,029,194
                                  =========     ======     =========     ==========     ==========


                             PURO WATER GROUP, INC.
                             STATEMENT OF CASH FLOWS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1997
                                   (UNAUDITED)

                                                       Three Months   Three Months    Six Months     Six months
                                                          Ended          Ended          Ended          Ended
                                                      June 30, 1997  June 30, 1996  June 30, 1997  June 30, 1996
                                                      -------------  -------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $   188,316    $   228,851    $   300,380    $  236,461
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                            278,969        239,090        557,823       445,989
  Deferred tax liability                                       -0-         50,000            -0-        50,000
  Provision for allowance for doubtful accounts                -0-         (9,773)           -0-        36,195
  Changes In Assets And Liabilities-
    Increase in accounts receivable                        (85,733)      (312,971)      (469,501)     (806,006)
    Increase in inventory                                  (21,285)            --        (21,285)      (93,632)
    Increase in prepaid expenses and other assets         (224,970)       (16,675)      (333,168)     (280,912)
    Increase (Decrease) in accounts payable, accrued
      expenses and other liabilities                      (112,717)        34,718       (410,697)      510,939
    Increase in deferred income                             (3,460)        (7,948)           -0-       110,625
                                                       -----------    -----------    -----------    ----------
            Net cash (used) provided by operating
              activities                                    19,120        205,292       (376,448)      209,659
                                                       -----------    -----------    -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment               (613,058)      (429,550)      (840,846)   (1,983,924)
  Advance on acquisition                                       -0-       (500,000)            -0-     (500,000)
  Net assets acquired                                        1,168       (378,761)         1,168    (4,583,085)
  Sale of building                                         989,550            -0-        989,550           -0-
                                                       -----------    -----------    -----------    ----------
            Net cash used in investing activities          377,660     (1,308,311)       149,872    (7,067,009)
                                                       -----------    -----------    -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                      315,000        500,000        315,000     2,500,000
  Repayment of capital lease obligations                   (36,802)        (2,890)       (89,404)      (93,806)
  Repayment of short-term debt                                 -0-       (166,432)    (2,050,000)     (570,868)
  Repayment long-term debt                              (1,016,397)       500,000     (4,334,422)      500,000
  Proceeds from issuance of common stock                    (7,861)       229,430      6,556,052     4,000,000
                                                       -----------    -----------    -----------    ----------
            Net cash provided by financing
              activities                                  (746,060)     1,060,108        397,226     6,335,326
                                                       -----------    -----------    -----------    ----------

NET (DECREASE) IN CASH                                    (349,280)       (42,911)       170,650      (522,024)

CASH, beginning of period                                  736,890        210,219        216,960       689,332
                                                       ===========    ===========    ===========    ==========

CASH, end of period                                        387,610        167,308        387,610       167,308
                                                       ===========    ===========    ===========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                               276,142        209,729        463,003       317,684
                                                       -----------    -----------    -----------    ----------
    Income taxes                                           287,235        218,624        521,375       218,624
                                                       -----------    -----------    -----------    ----------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Capital lease obligations incurred                       100,350         39,145        100,350        80,395
                                                       -----------    -----------    -----------    ----------
  Deferred offering costs not yet paid                         -0-            -0-        197,872           -0-
                                                       -----------    -----------    -----------    ----------

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

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on the Company's reported EPS amounts. This Statement is effective for the Company's financial statements for the year ended December 31, 1997.

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

      This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A contained in the Puro Water Group, Inc.'s (the "Company") 1996 Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

       In the quarter ended June 30, 1997, the Company purchased the routes and related assets of Savoy Refreshment Services, Inc. d/b/a Dial Refreshment Services, Ozone Water Company, and American Water Group, Inc. d/b/a Virgin Springs. Estimated annual revenues of these operations are $885,000. On June 30, 1997, the Company also sold its 23,000 square foot Maspeth, New York bottling facility and leased 7,500 square foot premises in the area for sales, distribution, cooler repair, and executive offices.

The Year ended December 31, 1995, Year ended December 31, 1996, Quarters ended June 30, 1996 and Quarter ended June 30, 1997

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

       Revenues for the quarter ended June 30, 1997 increased by 12% to $3.1 million from $2.8 million for the quarter ended June 30, 1996. This increase in revenues reflects increases in both five gallon and and case goods sales from the Commack and East Orange plants as well as the office refreshment sales of the Dial Refreshment division acquired in April. Revenues for the six months ended June 30, 1997 increased 16.7% to $5.9 million from $5.1 million for the six months ended June 30, 1996.

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

       Cost of goods sold (excluding depreciation) for the quarter ended June 30, 1997 increased by 62.3% to $1.1 million from $0.7 million for the quarter ended June 30, 1996. This increase results principally from the increase in total water revenues. Cost of goods sold (excluding depreciation) as a percentage of revenues for the quarter ended June 30, 1997 increased to 35.3% from 24.3% for the same period in 1996. This reflects an increase in the amount of water sales of one gallon case goods from the Company's American Eagle bottling facility and the higher cost of goods associated with office coffee services from the Dial acquisition. Cost of goods sold (excluding depreciation) as a percentage of revenues for the six months ended June 30, 1997 increased to 35.3% from 26.0% for the same period in 1996.

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

       Operating expenses (excluding depreciation and amortization) for the quarter ended June 30, 1997 increased by 75.6% to $0.9 million from $0.5 million for the quarter ended June 30, 1996. This increase reflects the increase in total revenues. Operating expenses (excluding depreciation and amortization ) increased as a percentage of revenues to 28.6% for the quarter ended June 30, 1997 from 18.2% for the same period in 1996. This increase reflects additional delivery commissions, temporary help, salary expense, and route setup and consolidation efforts associated with the acquisition Dial, Ozone and Virgin Springs. Operating expenses (excluding depreciation and amortization ) as a percentage of revenues for the six months ended June 30, 1997 increased to 26.3% from 21.1% for the same period in 1996.

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

      General and administrative expenses for the quarter ended June 30, 1997 decreased by 36.3% to $0.5 million from $0.8 million for the quarter ended June 30, 1996. General and administrative expenses decreased as a percentage of revenues to 16.1 % for the quarter ended June 30, 1997 from 28.2% for the same period in 1996. This decrease reflects a portion of the bottling plant relocation charges incurred in 1996 and efficiencies gained from consolidation of office and clerical staffing, and was achieved notwithstanding increased expenses incurred in connection with the Company's status as a public company. General and administrative expenses as a percentage of revenues for the six months ended June 30, 1997 decreased to 17.6% from 29.6% for the same period in 1996.

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

      Total depreciation and amortization for the quarter ended June 30, 1997 increased by 16.7% to $0.3 million from $0.2 million for the quarter ended June 30, 1996. Total depreciation and amortization rose as a percentage of revenues to 9.0% for the quarter ended June 30, 1997 from 8.6% for the same period in 1996. This increase results primarily from the Electrified acquisition and the opening of a new bottling facility in Commack, New York. Total depreciation and amortization as a percentage of revenues for the six months ended June 30, 1997 increased to 9.4% from 8.8% for the same period in 1996.

       Income from Operations. Decreases in income from operations for all periods discussed above relate to increases in sales, the cost of consolidation of routes, the higher cost of goods sold in the office refreshment division, and the decrease in general and administrative expenses.

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

       Interest expense for the quarter ended June 30, 1997 decreased by 53.0% to $0.09 million from $0.19 million for the quarter ended June 30, 1996. Interest expense decreased as a percentage of revenues to 2.9% for the quarter ended June 30, 1997 from 6.4% for the same period in 1996. This reflects the use of proceeds from the Company's Initial Public Offering available in late February 1997 to reduce $5.2 million of indebtedness incurred in connection with the Company's acquisitions.

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

       During the quarter ended June 30, 1997 net cash provided by operating activities was $0.02 million, and net cash used by operating activities for the six months ended June 30, 1997 was $0.4 million. During the quarter ended June 30, 1997 the Company used $0.6 million to purchase capital equipment, and for the six months ended June 30, 1997 cash used to purchase capital equipment was $0.8 million. The sale of the Maspeth building generated net cash of $0.03 million after mortgage retirement and expenses. Cash at the end of the period was $0.4 million.

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

                           PART II - OTHER INFORMATION

                            ITEM 5. OTHER INFORMATION

       On April 14, 1997, the Company acquired certain assets of Savoy Refreshment Services, Inc. d/b/a Dial Refreshment Services (hereinafter "Dial"), a New Jersey corporation engaged in the Company's industry. The Company acquired these assets for stock and a promissory note.

       On May 29, 1997, the Company acquired certain assets of Ozone Water Company of Newark, Inc. (hereinafter "Ozone"), a New Jersey corporation engaged in the Company's industry. The Company acquired these assets for cash and a promissory note.

       On June 6, 1997, the Company acquired certain assets of The American Water Group, Inc. d/b/a Virgin Springs (hereinafter "Virgin"), a New Jersey corporation engaged in the Company's industry. The Company acquired these assets for cash and a promissory note.

       On June 6, 1997, Mr. Wilmer J. Thomas, Jr. resigned from the Company's Board of Directors citing his desire to reduce the responsibilities attendant to his membership on the board of directors of a public company. Mr. Thomas reported on a Form 4 filed with the Securities and Exchange Commission that Thomas Limited Partnership, an affiliate of Mr. Thomas, had sold all of its shares of the Company's common stock at its original acquisition price to Peter
T. Dixon, Chairman of the Company's Board of Directors, the Company's largest shareholder and a long time friend of Mr. Thomas. Said shares remain subject to transferability and other restrictions.

       On June 30, 1997, the Company sold its premises located at 56-45 58th Street, Maspeth, New York 11378 for a price of $1,100,000. In addition to achieving a profit of $39,000 on the sale, this transaction allowed the Company to reduce its future monthly overhead expenses by $8,000. In connection with that transaction, the Company relocated its principal offices to 56-24 58th Street, Maspeth, New York 11378, and consolidated operations at its Commack, New York and East Orange, New Jersey facilities.

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

    Signature                   Title                            Date
-------------------     -------------------------------     ---------------


/s/ Jack C. West        President and Director              August 14, 1997
-------------------
Jack C. West


/s/ Scott Levy          Chief Executive Officer and         August 14, 1997
-------------------     Director
Scott Levy