Form 10QSB
period 1997-09-30
PURO WATER GROUP INC
filed 1997-11-14
CIK 1027033

                                     FORM 10-QSB


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                   ________________

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30, 1997

                          Commission file number: 333-16247


                                PURO WATER GROUP, INC.
--------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

         DELAWARE                                         1-325396-8
---------------------------------                    ---------------------
 (State or other Jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                      56-24 58th Street, Maspeth, New York 11378
                 ----------------------------------------------------
                       (Address of principal executive offices)

                                    (718) 326-7000
                        --------------------------------------
                             (Issuer's telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
                                                            3,476,789
--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (Check one):Yes |_| No |X|

                            PURO WATER GROUP, INC.
                                BALANCE SHEET
                    AS OF JUNE 30, 1997 AND SEPT. 30, 1997
                                  UNAUDITED


                                                      JUNE 30,           SEPT. 30,
ASSETS                                                  1997                1997
                                                    -----------          -----------
CURRENT ASSETS:
--------------
Cash.............................................       387,610             322,295
Accounts Receivable, less allowance for
  doubtful accounts of $201,205 and $201,205,
  respectively...................................     2,997,416           2,767,210
Inventory........................................       571,528             571,528
Prepaid Expenses.................................       537,196             710,987

     TOTAL CURRENT ASSETS........................     4,493,750           4,372,020

Property, Plant & Equipment, net of accumulated
  depreciation of $1,103,602 & $1,370,542,
  respectively...................................     5,171,731           5,502,044
Intangible Assets, net of accumulated
  amortization of $942,263 & $1,052,660,
  respectively...................................     7,763,035           7,817,230


Other Assets.....................................       120,228             118,761

     TOTAL ASSETS................................    17,548,744          17,810,055

LIABILITIES & SHAREHOLDERS' EQUITY:

LIABILITIES

CURRENT LIABILITIES
-------------------
  Accounts Payable..............................        657,679              774,326
  Accrued Expenses and Other Current
    Liabilities.................................        198,235               76,351
  Accrued Registration Costs....................              0                    0
  Current Income Taxes Payable..................        145,535              191,991
  Deferred Income...............................        236,184              144,087
  Short-term Borrowings.........................        365,000              580,000
  Current Portion of Long-Term Debt.............      1,000,972              982,972
  Current Portion of Capital Leases Payable.....        209,304              239,402

     TOTAL CURRENT LIABILITIES..................      2,812,909            2,989,129

LONG-TERM LIABILITIES:
----------------------
  Long-Term Debt.................................     2,702,428            2,436,468
  Capital Lease Obligations......................       192,520              265,280
  Deferred Tax Liability.........................       765,000              765,000
  Other Liabilities..............................        46,693               24,128

     TOTAL LONG-TERM LIABILITIES.................     3,706,641            3,490,896

     TOTAL LIABILITIES...........................     6,519,550            6,480,025

SHAREHOLDERS' EQUITY

  Common Stock, $.0063 par value; 10,000.000
     shares authorized; 3,476,789 shares &
     3,476,789 shares issued and outstanding,
     respectively...............................          21,904              21,904
  Additional Paid-in Capital....................       9,420,019           9,420,019
  Retained Earnings.............................       1,587,271           1,888,107

      TOTAL SHAREHOLDERS' EQUITY................      11,029,194          11,330,030

      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY..      17,548,744          17,810,055



                            PURO WATER GROUP, INC.
                           STATEMENT OF CASH FLOWS
      FOR THE THREE AND NINE MONTH PERIODS ENDED SEPT. 30, 1996 AND 1997
                                  UNAUDITED

                                                          THREE MONTHS        THREE MONTHS        NINE MONTHS        NINE MONTHS
                                                              ENDED               ENDED              ENDED              ENDED
                                                          SEPT. 30, 1997     SEPT. 30, 1996     SEPT. 30, 1997      SEPT. 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net income.............................................       300,837           278,328              601,216            514,789
Adjustments to reconcile net income to net cash
  provided by operating activities:

Depreciation and Amortization..........................       314,918           312,728              872,742            758,717
Deferred Taxes.........................................             0           181,655                                 231,655
Provision for Doubtful Accounts........................                         (74,780)                                (38,585)
Changes in Assets and Liabilities
  Increase in Accounts Receivable......................       230,206          (501,378)            (239,295)        (1,307,384)
  Increase in Inventory................................                                              (21,285)           (93,632)
  Increase in Prepaid expenses and other assets........      (173,791)          (61,032)            (506,959)          (341,944)
  Increase in deferred registration costs..............                        (198,800)                               (198,800)

  Increase (Decrease) in accounts payable, accrued
    expenses and other liabilities.....................        53,320           (96,611)            (357,377)           414,328

Increase (Decrease) in deferred income.................       (92,097)           21,783              (92,097)           132,408

Net Cash (used) provided by operating Activities........      633,393          (138,107)             256,945             71,552

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of plant, property and equipment............      (529,015)         (533,579)          (1,369,861)         (2,517,503)
  Advance on acquisition...............................                         500,000
  Net Assets Acquired..................................      (168,948)         (862,967)            (167,780)         (5,446,052)
  Sale of building.....................................                               0              989,550                   0

Net cash provided (used) by in investing activities....      (697,963)         (896,546)            (548,091)         (7,963,555)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from Short term borrowings..................       215,000        (1,500,000)              530,000          1,000,000
  Repayment of capital lease obligations...............        72,760           (24,688)              (16,644)          (118,494)
  Repayment of short term debt.........................                         290,730            (2,050,000)          (280,138)
  Repayment of long term debt..........................      (288,505)        5,927,588            (4,622,927)         6,427,588
  Proceeds from issuance of common stock...............                      (3,500,000)            6,556,052            500,000

  Net cash provided (used) by financing activities.....          (745)        1,193,630               396,481          7,528,956

NET INCREASE (DECREASE) IN CASH........................       (65,315)          158,977               105,335           (363,047)

CASH, beginning of period..............................       387,610           167,308               216,960            689,332

CASH, end of period....................................       322,295           326,285               322,295            326,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
  Interest.............................................        76,381           203,335               539,384            521,019
                                                                                      0                     0
Income Taxes...........................................        63,612          (218,624)              584,987                  0

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

  Capital, lease obligations incurred..................       119,250                10               219,600             80,405


                             PURO WATER GROUP, INC.
                            STATEMENT OF OPERATIONS
      FOR THE THREE AND SIX MONTH PERIODS ENDED SEPT. 30, 1996 AND 1997
                                   UNAUDITED


                                                        THREE MONTHS      THREE MONTHS      NINE MONTHS     NINE MONTHS
                                                             ENDED            ENDED            ENDED           ENDED
                                                       SEPT. 30, 1997    SEPT. 30, 1996    SEPT. 30, 1997  SEPT. 30, 1996
Revenue
Bottled Water and Other............................        2,752,685         2,373,020         7,605,429       6,383,653
Rental Revenue.....................................          585,218           631,928         1,639,133       1,684,092

Total Revenue......................................        3,337,903         3,004,948         9,244,562       8,067,745


COGS
  COGS excluding depr..............................        1,070,557           974,591         3,153,049       2,292,550
  Depr.............................................          148,080            92,903           444,240         336,440

Gross Profit.......................................        2,119,266         1,937,454         5,647,273       5,438,755

Operating Expenses
  Operating Expenses excluding Depr................        1,156,850           452,877         2,712,432       1,523,137
  G&A..............................................          253,752           395,756         1,291,163       1,892.384
  Depreciation and Amort...........................          139,745           219,825           401,408         422,277

Total Operating Expenses...........................        1,550,347         1,068,458         4,405,003       3,837,798

Income from Operations.............................          568,919           868,996         1,242,270       1,600,957

Other Income & Expense
  Other Income.....................................            8,856            (9,519)           73,044          (5,335)
  Other Expense (Plant Relocation).................                0          (250,000)                0        (250,000)
  Interest Expense.................................          (76,381)         (211,580)         (313,288)       (541,264)

Income Before Prov for Inc Taxes...................          501,394           397,897         1,002,026         804,358

Provision for Taxes................................          200,557           119,569           400,810         289,569

Net Income.........................................          300,837           278,328           601,216         514,789

Earnings per share.................................             0.09              0.12              0.17            0.23
                                                       =============     =============     =============   =============
Weighted Ave Common shares O/S.....................        3,476,789         2,237,679         3,476,789       2,237,679
                                                       =============     =============     =============   =============



                            PURO WATER GROUP, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPT. 30, 1997
                   AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                  UNAUDITED



                                                Common Stock
                                                Number of                      Additional           Retained           Total
                                                Shares           Par Value     Paid in Capital      Earnings

BALANCE, December 31, 1995......................  1,971,361        12,420           2,842,694       659,728        3,514,842

Issuance of Common Stock........................     98,568           621             499,379             0          500,000

Exercise of Stock Warrants......................     56,860           358                 642             0            1,000

Net Income......................................         --            --                  --        627,163         627,163

BALANCE, December 31, 1996......................   2,126,789       13,399           3,342,715      1,286,891       4,643,005

Issuance of Common Stock........................   1,350,000        8,505           6,077,304             --       6,085,809

Net Income......................................          --           --                  --        601,216         601,216

BALANCE, SEPT. 30, 1997
 (Unaudited)....................................   3,476,789       21,904           9,420,019      1,888,107      11,330,030


                                PURO WATER GROUP, INC.
                          NOTES TO THE FINANCIAL STATEMENTS

                                     (UNAUDITED)

1. Reference should be made to Puro Water Group, Inc.'s (the "Company") financial statements for the year ended December 31, 1996 for a description of the accounting policies which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 1996 financial statements for additional details of the Company's financial condition, results of operations and cash flows. All adjustments (of a normal and recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

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

    This Management's Discussion and Analysis of Financial Condition and
Results of Operations (MD&A) should be read in conjunction with the MD&A contained in the Company's 1996 Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

    In the quarter ended September 30 , 1997 the Company continued the consolidation of the routes and related assets of Savoy Refreshment Services, Inc. d/b/a Dial Refreshment Services ("Dial"), Ozone Water Company of Newark ("Ozone") and American Water Group, Inc. d/b/a Virgin Springs ("Virgin"). Estimated annual revenues of these operations are eight hundred eighty five thousand dollars ($885,000). Following the sale of its twenty three thousand (23,000) square foot facility in Maspeth, New York on June 30, 1997, the Company entered into a lease and began occupation of its seven thousand five hundred (7,500) square foot premises located at 56-24 58th Street, Maspeth, New York 11378-0010. Said premises are used for sales, distribution, cooler repair and the Company's executive offices.

THE YEAR ENDED DECEMBER 31, 1995, YEAR ENDED DECEMBER 31, 1996, QUARTER ENDED SEPTEMBER 30, 1996 AND QUARTER ENDED SEPTEMBER 30, 1997

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

    Revenues for the quarter ended September 30, 1997 increased by
approximately 11% to $3.3 million from    $3.0 million for the quarter ended
September 30, 1996. This increase in revenues reflects increases in both five gallon and case goods sales from the Commack and East Orange plants as well as the office refreshment sales of the Dial Refreshment division acquired in April 1997. Revenues for the nine months ended September 30, 1997 increased 14.6% to $9.2 million from $8.1 million for the nine months ended September 30, 1996.

    COST OF GOODS SOLD.

    Cost of goods sold (excluding depreciation) for the year ended December 31, 1996 increased to $3.5 million from $1.6 million, or 118% over that incurred in 1995. This increase results principally from increases in volume relating to certain acquisitions. Cost of goods sold (excluding depreciation) as a percentage of revenues for the year ended December 31, 1996 increased to 33% from 29% for the same period in 1995. The increase reflects entry into the case goods product market which is traditionally a more costly product due to packaging.

    Cost of goods sold (excluding depreciation) for the quarter ended September 30, 1997 increased by 9.9% to $1.1 million from $1.0 million for the quarter ended September 30, 1996. This increase results principally from the increase in total water revenues. Cost of goods sold (excluding depreciation) as a percentage of revenues for the quarter ended September 30, 1997 decreased to 32.1% from 32.4% for the same period in 1996. Cost of goods sold (excluding depreciation) as a percentage of revenues for the nine months ended September 30, 1997 increased to 35.3% from 24.3% for the same period in 1996. This reflects an increase in the amount of one gallon case goods sold from the Company's American Eagle bottling facility.

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

    Operating expenses (excluding depreciation and amortization) for the quarter ended September 30, 1997 increased by 155.4% to $1.2 million from $0.4 million for the quarter ended September 30, 1996. This increase reflects the increase in total revenues; additionally, the plant relocation expenses in 1996 of $0.3 million were reported as a separate line item. Operating expenses (excluding depreciation and amortization) increased as a percentage of revenues to 34.7% for the quarter ended September 30, 1997 from 15.0% for the same period in 1996. This increase reflects additional delivery commissions, temporary help, salary expense and continued rerouting and consolidation efforts associated with the Dial, Ozone and Virgin acquisitions. Operating expenses (excluding depreciation and amortization) as a percentage of revenues for the nine months ended September 30, 1997 increased to 28.6% from 18.2% for the same period in 1996.

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

    General and administrative expenses for the quarter ended September 30, 1997 decreased by 35.9% to $0.3 million from $0.4 million for the quarter ended September 30, 1996. General and administrative expenses decreased as a percentage of revenues to 7.6% for the quarter ended September 30, 1997 from 13.2% for the same period in 1996. This decrease reflects a portion of the bottling plant relocation charges incurred in 1996 and efficiencies gained from consolidation of office and clerical staffing, and was achieved notwithstanding increased expenses incurred in connection with the Company's status as a public company. General and administrative expenses as a percentage of revenues for the nine months ended September 30, 1997 decreased to 16.1% from 28.2% for the same period in 1996.

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

    Total depreciation and amortization for the quarter ended September 30,
1997 decreased by   8.0% to $0.29 million from $0.31 million for the quarter
ended September 30, 1996. Total depreciation and amortization decreased as a percentage of revenues to 8.6% for the quarter ended September 30, 1997 from 10.4% for the same period in 1996. This decrease results primarily from higher revenues in the quarter ended September 30, 1997. Total depreciation and amortization as a percentage of revenues for the nine months ended September 30, 1997 increased to 9.0% from 8.7% for the same period in 1996.

    Income from Operations. Decreases in income from operations for all periods discussed above relate to increases in sales, the cost of consolidation of routes, the higher cost of goods sold in the office refreshment division, and the decrease in general and administrative expenses.

    INTEREST EXPENSE.

    For the year ended December 31, 1996, interest expense increased by 167% to $0.8 million for the same period in 1995. Interest expense increased as a percentage of revenues to 7% for the year ended December 31, 1996 from 6% for the same period in 1995. This increase was due to additional borrowings in connection with certain acquisitions. Approximately $5.3 million of the $10.0 million total debt outstanding at December 31, 1996 was repaid with proceeds from the Company's initial public offering as further discussed below.

    Interest expense for the quarter ended September 30, 1997 decreased by
63.9% to $0.08   million from $0.21 million for the quarter ended September 30,
1996. Interest expense decreased as a percentage of revenues to 2.3% for the quarter ended September 30, 1997 from 7.0% for the same period in 1996. This reflects the use of proceeds from the Company's Initial Public Offering available in late February 1997 to reduce $5.2 million of indebtedness incurred in connection with the Company's acquisitions.

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

    In February 1997, the Company completed an initial public offering of 1,350,000 shares of common stock raising net proceeds of $6.1 million. The Company used substantially all of the proceeds to retire $5.4 million of debt related primarily to certain acquisitions. As a result of the offering, the Company is now able to borrow an additional $1.5 million under its bank agreement.

    During the quarter ended September 30, 1997, net cash used by operating
activities was      $0.6 million, and net cash used by operating activities for the nine months ended September 30, 1997 was $0.3 million. During the quarter ended September 30, 1997 the Company used $0.5 million to purchase capital equipment, and for the nine months ended September 30, 1997 cash used to
purchase capital equipment was $1.4 million.   The sale of the Company's Maspeth
facility generated net cash of $0.03 million after mortgage retirement and expenses. Cash at the end of the period was $0.3 million.

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

    The Company's bank agreement provides for aggregate long-term borrowings of up to $3.0 million, approximately all of which was currently outstanding as of December 31, 1996, maturing between May 31, 1997 and December 31, 2001, bearing interest at prime plus .25%-.50% per annum, secured by substantially all of the assets of the Company. The Company has also borrowed $0.5 million from the same lender under another agreement. These borrowings are also secured by certain stockholders of the Company and were used for the acquisitions referred to above. In addition, the bank agreement contains covenants that include requirements to maintain certain working capital, debt coverage and other financial ratios and restrictions and limitations on the payment of dividends, guaranty payments, additional borrowings and the amount of compensation paid to employees who are stockholders.

    The Company's continued success is dependent upon the maintenance of its delivery truck fleet and bottling equipment and its access to water sources. These activities are currently funded through operations and bank financing. The Company believes that it has sufficient sources of funding to achieve its business objectives in the future.

                             PART II - OTHER INFORMATION

                              ITEM 5. OTHER INFORMATION

    United States Filter Corporation, a corporation organized and existing under the laws of the State of Delaware ("USF"), USF/PW Acquisition Corporation, a corporation organized and existing under the laws of the State of Delaware ("USF SUB") and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of October 8, 1997, pursuant to which the Company will be merged with USF SUB (the "Merger"). The Board of Directors of the Company approved the Merger Agreement and the transactions contemplated thereby at a meeting held on October 7, 1997.

    In accordance with the terms of the Merger Agreement, each share of the Company's common stock, par value $.0063 per share (the "Company's Common Stock"), issued and outstanding immediately prior to the effective time of the Merger will be converted into and become that certain fraction of a share of common stock of USF, par value $.01 per share (the "USF Common Stock"), as shall be determined by dividing $7.20 by the "average market price" of the USF Common Stock during the 10 consecutive trading day period beginning on the 16th trading day prior to the meeting of the stockholders of the Company (rounding the result to two decimal places). The "average market price" of a share of USF Common Stock shall be calculated by averaging the high and low per share sale prices for each trading day during such period on which there were any trades in USF Common Stock, adding such daily averages together, and dividing the sum by 10 (reduced by the number of such trading days during which there were no trades). Each holder of the Company's Common Stock who would otherwise be entitled to receive a fractional share of USF Common Stock will receive cash in lieu thereof.

    The Merger Agreement may be terminated by the Company and/or USF by written notice by the terminating party to the other under the following circumstances:
(a) by mutual written consent of USF and the Company; or (b) by either USF or the Company if the Merger shall not have been consummated by March 31, 1998 (provided that this right to terminate shall not be available to any party whose failure to fulfill any material obligation under the Merger Agreement has been a cause or has resulted in the failure of the Merger to occur on or before such date); or (c) by USF or the Company if (i) the other party has materially breached any representation or warranty contained in the Merger Agreement, or
(ii) there has been a breach of a covenant or agreement set forth in the Merger Agreement on the part of the other party, which shall not have been cured within ten business days following receipt by the breaching party of written notice of such breach from the other party (other than those covenants and agreements with respect to non-solicitation by the Company, as to which there shall be no cure period); or (d) by either USF or the Company if a court of competent jurisdiction or other governmental authority enjoins or otherwise prohibits the Merger; (e) by either USF or the Company if the requisite vote of the stockholders of the Company in favor of the Merger Agreement shall not have been obtained; or (f) by USF if (i) the Company shall provide information to or engage in negotiations regarding any acquisition proposal with any person other than USF or its affiliates, (ii) the Company's Board of Directors shall have withdrawn or modified its recommendation of the Merger Agreement or shall have resolved to do so; (iii) the Company's Board of Directors shall have recommended to the stockholders of the Company an acquisition transaction other than one made by USF or an affiliate of USF, or (iv) a tender offer or exchange offer for 50% or more of the outstanding shares of the Company's Common Stock is consummated other than by USF or an affiliate of USF.

    The Merger is intended to constitute a reorganization under 368(a) of the Internal Revenue Code of 1986, as amended, and to be accounted for as a pooling of interests.

    In addition, the Merger Agreement contemplates that each stock option or other right to purchase shares of the Company's Common Stock (each an "Option" and, collectively, the

"Options") will be converted into and become a right to purchase shares of USF Common Stock in accordance with the terms of the agreement by which such Option is evidenced.

    Consummation of the Merger is subject to various conditions, including: (i) receipt of the requisite approval and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of the Company's Common Stock; (ii) receipt of all required authorizations from any governmental authorities or agencies or any third parties; (iii) listing on the New York Stock Exchange of the USF Common Stock to be issued in the Merger; (iv) receipt of opinions as to the tax and accounting treatment of the Merger (which condition may be waived in writing by USF or USF SUB); and (v) satisfaction of certain other conditions.

    The Merger Agreement and the Merger will be submitted for approval at a meeting of the stockholders of the Company currently anticipated to occur on December 10, 1997. Prior to such meeting, USF has filed a registration statement with the Securities and Exchange Commission registering under the Securities Act of 1933, as amended, the USF common stock to be issued to the Company's stockholders in connection with the Merger, including a prospectus that will also serve as a proxy statement for the meeting of the stockholders of the Company.

    In connection with the execution of the Merger Agreement, Peter T. Dixon, the Trusts Under Article 16 of the Will of W. Palmer Dixon for the Benefit of Peter T. and Palmer Dixon, Beth Levy, Scott Levy, Jack C. West and Edberg Associates Limited Partnership, each of which is a stockholder of the Company (the "Stockholders"), entered into stockholder agreements with USF pursuant to which the Stockholders have agreed to vote their shares of the Company's Common Stock in favor of the Merger at the meeting of the stockholders of the Company. The Stockholders own approximately Sixty Two Percent (62%) of the Company's Common Stock.

                       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

           27 - Financial Data Schedule

    (b) Reports on Form 8-K

    On October 24, 1997 the Company filed its Report on Form 8-k reporting its execution of the Merger Agreement as set forth in Part II, Item 5 above.

                                      SIGNATURES
                                      ----------

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Signature                     Title                      Date
-------------------------    -------------------------     --------------------


/s/ Jack C. West             President and Director         November 14, 1997
-------------------------
Jack C. West

/s/ Scott Levy               Chief Executive Officer        November 14, 1997
-------------------------    and Director
Scott Levy